Form 10-Q
period 1997-09-30
JORDAN TELECOMMUNICATION PRODUCTS INC
filed 1997-12-23
CIK 1044314

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 1997    Commission File Number 333-34585


                     JORDAN TELECOMMUNICATION PRODUCTS, INC.
                (Exact name of registrant as specified in charter)


         Delaware                                     36-4173125
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                     Identification No.)


     ArborLake Centre, Suite 550                    60015
       1751 Lake Cook Road                        (Zip Code)
       Deerfield, Illinois
(Address of Principal Executive Offices)


Registrant's telephone number, including Area Code:
(847) 945-5591

     Former name, former address and former fiscal year, if changed since last report: Not applicable.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

               Yes                      No   x

     The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is currently no public market for such shares.

     The number of shares outstanding of Registrant's Common Stock as of December 23, 1997: 994,638.889

                       JORDAN TELECOMMUNICATION PRODUCTS, INC.

                                       INDEX




Part I.  Financial Information                               Page No.


Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at
          September 30, 1997, and December 31, 1996              3

          Condensed Consolidated Statements of Operations
          for the third quarter and nine months ended
          September 30, 1997 and 1996                            4

          Condensed Consolidated Statements of Cash Flows
          for nine months ended September 30, 1997 and 1996      5

          Notes to Condensed Consolidated Financial
          Statements                                             6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    10



Part II.  Other Information


Item 1.   Legal Proceedings                                      15

Item 2.   Changes in Securities                                  15

Item 3.   Defaults upon Senior Securities                        15

Item 4.   Submission of Matters to a Vote of Securities
          Holders                                                15

Item 5.   Other Information                                      15

Item 6.   Exhibits and Reports on Form 8-K                       15

          Signatures                                             16

                        JORDAN TELECOMMUNICATION PRODUCTS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                           (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                       September 30,  December 31,
                                             1997          1996
                                         (Unaudited)

ASSETS
Current Assets:
 Cash and cash equivalents                   $  6,898       $  6,385
 Restricted Cash                                  730            708
 Accounts receivable, net                      41,308         30,255
 Inventories                                   40,721         25,750
 Prepaid expenses and other current assets      4,321          4,830
     Total Current Assets                      93,978         67,928

 Property, plant, and equipment, net           32,676         29,046
 Goodwill, net                                119,041         71,097
 Deferred financing costs, net                  9,793           -0-
 Other Assets, net                             14,293         11,575
     Total Assets                            $269,781       $179,646

LIABILITIES AND NET CAPITAL DEFICIENCY
Current Liabilities:
 Accounts Payable                            $ 19,345       $ 16,799
 Accrued interest payable                       3,440           -0-
 Accrued expenses and other                    18,865          9,941
 Due to affiliated company                        571          6,794
 Current portion of long-term debt              1,036          1,855
     Total Current Liabilities               $ 43,257       $ 35,389

 Long-Term debt                               299,309          2,572
 Notes payable to affiliated company             -0-         141,380
 Other non-current liabilities                  7,938          8,079
 Minority Interest                              3,175          1,730
 Preferred Stock                               44,889          1,875
 Net Capital Deficiency:
   Common Stock                                    10             88
   Additional paid-in capital                   2,042          1,990
   Notes receivable from shareholders            (937)          -0-
   Cumulative translation                        (698)           251
   Accumulated deficit                       (129,204)       (13,708)
     Total Net Capital Deficiency           $(128,787)      $(11,379)
     Total Liabilities and Net Capital
      Deficiency                             $269,781       $179,646


See accompanying notes to condensed consolidated financial statements.

                     JORDAN TELECOMMUNICATION PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                              Third Quarter       Nine Months Ended
                              September 30,         September 30,
                              1997      1996      1997       1996

Net Sales                    $69,140      $38,791    $176,942    $89,708
Cost of Sales, excluding
 depreciation                 44,432       24,051     111,212     53,768
Selling, general, and
 administrative expenses      12,561        6,238      32,614     13,587
Depreciation                   1,357        1,251       3,818      3,018
Amortization of goodwill and
 other intangibles             1,200        1,001       3,514      2,188
Stock appreciation rights
 expense                         -0-          852      15,417      2,557
Management fees and other      1,062          884       3,246      2,337

     Operating Income          8,528        4,514       7,121     12,253


Other (income) and expenses:
Interest expense               7,805        3,304      17,070      7,660
Interest income                 (209)        -0-         (296)       (28)
Other                            100           (2)         81         (2)
     Total Other Expenses      7,696        3,302      16,855      7,630


Income (loss) before income
 taxes, minority interest and
 extraordinary items             832        1,212      (9,734)     4,623

Provision (benefit) for income
 taxes                           505          996      (2,526)     2,560

Income (loss) before minority
 interest and extraordinary
 items                           327          216      (7,208)     2,063

Minority Interest                228          168       1,024        517

Income (loss) before
 extraordinary items              99           48      (8,232)     1,546

Extraordinary items               (2)         -0-        (466)       -0-

     Net Income (loss)       $    97      $    48    $ (8,698)   $ 1,546



See accompanying notes to condensed consolidated financial statements.

                       JORDAN TELECOMMUNICATION PRODUCTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                          (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                        Nine Months Ended
                                                           September 30,
                                                         1997        1996
Cash flows from operating activities:
Net income (loss)                                      $ (8,698)   $ 1,546
 Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
  Depreciation and amortization                           7,332      5,206
  Provision for (benefit from) deferred income taxes     (4,598)     2,862
  Minority interest                                       1,445        197
  Non-cash interest on Senior Notes and Senior
   Discount Notes                                         5,546         -0-
 Changes in operating assets and liabilities
 Net of effects from acquisitions:
  (Increase) in current assets                          (13,314)    (2,090)
  Increase(Decrease) in current liabilities               3,770     (4,046)
  (Increase) in non-current assets                       (1,481)    (1,804)
  Increase(Decrease) in non-current liabilities             357       (600)
  Increase in payables to affiliated company              4,719      2,022
   Net cash provided by (used in)operating activities    (4,922)     3,293

 Cash flows from investing activities:
  Capital expenditures, net                              (7,030)    (4,463)
  Purchase of Telecommunications Companies from
   affiliated company                                  (284,000)        -0-
  Acquisitions of subsidiaries                          (58,373)   (71,351)
  Cash acquired in purchase of subsidiaries               1,047      1,900
  Net cash used in investing activities                (348,356)   (73,914)

 Cash flows from financing activities:
  Proceeds from debt issuance                           273,545         -0-
  Proceeds from issuance of Preferred Stock              45,000         -0-
  Proceeds from issuance of Common Stock                  1,063        250
  Payment of financing costs                            (14,825)        -0-
  Net borrowings from revolving credit facilities        18,500         -0-
  Borrowings under other long-term debt and capital
   lease agreements                                       3,279      1,980
  Repayment of long-term debt & capital leases           (1,608)    (1,259)
  Net borrowings from affiliated company                 28,745     73,817
      Net cash provided by financing activities         353,699     74,788

Effect of exchange rate changes on cash                      92       (326)

Net increase in cash and cash equivalents                   513      3,841
Cash and cash equivalents at beginning of period          6,385      2,798
Cash and cash equivalents at end of period             $  6,898    $ 6,639

Cash paid during the period for:
  Interest                                                   547       372
  Income taxes                                             1,755       676
Non-cash investing activities:
  Capital leases                                            245       484

See accompanying notes to condensed consolidated financial statements.

                      JORDAN TELECOMMUNICATION PRODUCTS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         (ALL DOLLAR AMOUNTS IN THOUSANDS)

A.     Organization

     The unaudited condensed consolidated financial statements reflect all adjustments that management believes necessary to present fairly the results of interim operations. In addition, consistent with the Company's organization, periods prior to July 24, 1997 are presented on a combined basis. The unaudited condensed consolidated financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included consolidated financial statements for the year ended December 31, 1996, which are included in the Company's prospectus issued in connection with the offering of its 9 7/8% Series B Senior Notes due 2007, 11 3/4% Series B Senior Discount Notes due 2007, and 13 1/4% Series B Senior Exchangeable Preferred Stock due 2009, and filed on November 12, 1997. The Company conducts its operations exclusively through its subsidiaries. Results of operations for the interim periods are not necessarily indicative of annual results of operations.

B.  Inventories

Inventories are summarized as follows:

                                           September 30,        December 31,
                                                1997               1996

     Raw materials and work in process       $17,029              $12,297
     Finished goods                           23,692               13,453
                                             $40,721              $25,750

C.  Aquisition of Subsidiaries

Acquisition of LoDan West, Inc.

     On May 30, 1997, Jordan Industries, Inc. ("Jordan") purchased the assets of LoDan West, Inc. ("LoDan") which designs, engineers and manufacturers high-quality custom electronic cable assemblies, sub-assemblies and electro-mechanical assemblies to original equipment manufcturers in the data and telecommunications markets of the electronics industry.

     The purchase price of $17,000, including estimated costs incurred directly related to the transaction, was allocated to working capital of $5,066, property, plant and equipment of $783, noncompetition agreement of $250, noncurrent assets of $41, and resulted in an excess purchase price over net indentifiable assets of $10,860. The acquisition was financed by Jordan with cash and a $1,500 subordinated seller note. LoDan was one of the JTP Companies that was subsequently sold by Jordan to the Company on July 25, 1997 (Note F).

Acquisition of Engineered Endeavors, Inc.

     On September 2, 1997, the Company purchased the assets of Engineered Endeavors, Inc. (EEI), a turnkey provider of antenna support systems for the wireless communications industry. EEI designs complete structures, manufactures monopole antenna mount platforms, custom bell and clock towers, and accessories. EEI also distributes ancillary products used in the construction of cellular and personal communication system (PCS) towers.

                                    PAGE 7
                      JORDAN TELECOMMUNICATIONS PRODUCTS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS
                                  (UNAUDITED)
                      (ALL DOLLAR AMOUNTS IN THOUSANDS)

     The purchase price of $41,500, including estimated costs incurred directly related to the transaction, was preliminarily allocated to working capital of $2,068, property, plant, and equipment of $799, noncompetition agreement of $2,500, noncurrent assets of $14, and resulted in an excess purchase price over net identifiable assets of $36,199. The acquisition was financed with $21,500 of cash and $20,000 of borrowings from the Company's New Credit Agreement.

     On October 31, 1997, the Company through its newly formed, 70% owned subsidiary, Telephone Services Holdings, Inc., acquired the stock of Telephone Services, Inc. ("TSI") a manufacturer of custom cable assemblies, terminal strips, terminal blocks and other connecting devices primarily for use by telephone operating companies and major telecommunications manufacturers.

     The purchase price of $53,000, including estimated costs incurred directly related to the transaction, was preliminarily allocated to working capital of $3,560, property, plant and equipment of $1,506, noncompetition agreements of $2,000, other assets of $129, and resulted in an excess purchase price over net identifiable assets of $45,805. The acquisition was financed with borrowings from the Company's New Credit Agreement and $5,000 of subordinated seller notes.

     Unaudited proforma information with respect to the Company as if the 1997 and 1996 acquisitions had occurred on January 1, 1997 and 1996 is as follows:

                         Nine Months Ended        Nine Months Ended
                         September 30, 1997       September 30, 1996

     Net Sales                $233,976            $138,161
     Income (loss) before       (2,354)              4,430
      extraordinary items       (2,820)              4,430
     Net Income


D.   Formation of Jordan Telecommunication Products, Inc.

     Jordan Telecommunication Products, Inc. ("JTP" or the "Company") was formed on July 21, 1997 by its management, the stockholders of Jordan, and certain of their affiliates in order to combine a group of companies that are focused on the manufacture and distribution of products for use in the rapidly growing telecommunications industry. In connection with its initial capitalization, JTP issued 2,000 shares of Junior Preferred Stock to Jordan for $20 million and 959,639 shares of Common Stock to JTP's management and the stockholders of Jordan for approximately $1.9 million.

     Holders of the Junior Preferred Stock are entitled to vote on each matter which the stockholders are entitled to vote, including the election of directors, voting together with the Common Stock as a single class. The holders of Junior Preferred Stock are entitled to 9,500 votes for each share held and, therefore, hold 95% of the combined voting power of the Common Stock and Junior Preferred Stock.

                       JORDAN TELECOMMUNICATION PRODUCTS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                          (ALL DOLLAR AMOUNTS IN THOUSANDS)

     Commencing on the earlier of August 1, 2002 or the Early Redemption Date, as defined, holders of the Junior Preferred Stock will be entitled to receive dividends at 10% per annum of the liquidation value per share. All dividends are cumulative, whether or not earned or declared, and are payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year following the date dividends commence accruing.

     The Junior Preferred Stock has a liquidation value ("Liquidation Value"), in the aggregate, equal to the sum of (i) $20 million; plus (ii)
(A) for the period from the date of issuance to August 1, 2002, plus or minus 95% of the cumulative net income (loss) of JTP for such period and (B) for the period subsequent to August 1, 2002, the amount of any preferred dividends thereon not paid on any dividend payment date, whether or not declared, which shall be added to the Liquidation Value at such dividend payment date.

     The Junior Preferred Stock is mandatorily redeemable on August 1, 2002, subject to certain restrictions, as defined in the certificate of designation, at the then Liquidation Value.

     Certain events, including the redemption of the Junior Preferred Stock, could result in a change in control of JTP. Management cannot determine the accounting impact of a change in control resulting from the redemption of the Junior Preferred Stock until the form of the transaction(s) resulting in the redemption are known.


E.   The Offerings

     On July 25, 1997, JTP issued and sold $190,000 of 9.875% Senior Notes due August 1, 2007 ("Senior Notes"), $120,000 principal amount at maturity ($85,034 initial accreted value) of 11.75% Senior Discount Notes due August 1, 2007 ("Senior Discount Notes"), and twenty-five thousand units, each consisting of (i) $1 aggregate liquidation preference of 13.25% Senior Exchangeable Preferred Stock due August 1, 2009 ("Senior Preferred Stock"), and (ii) one share of Common Stock (the transactions described above are hereafter referred to as the Offerings).

     The Senior Notes bear interest at a rate of 9.875% per annum, payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing on February 1, 1998. The Senior Discount Notes will accrete at a rate of 11.75%, compounded semi-annually, to par by August 1, 2000. Commencing August 1, 2000, the Senior Discount Notes bear interest at a rate of 11.75% per annum, payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing on February 1, 2001.

     The indentures governing the Senior Notes and the Senior Discount Notes contain certain covenants which limit JTP's ability to (i) incur additional indebtedness; (ii) make restricted payments; (iii) enter into certain transactions with affiliates; (iv) create certain liens; (v) sell certain assets; and (vi) merge, consolidate or sell substantially all of JTP's assets.

                      JORDAN TELECOMMUNICATION PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

      Dividends on the Senior Preferred Stock are payable on February 1,
May 1, August 1, and November 1 of each year at a rate of 13.25% per annum of the liquidation preference. The Senior Preferred Stock is mandatorily redeemable on August 1, 2009 at a redemption price equal to 100% of the liquidation preference on the date of redemption, plus accrued and unpaid dividends.


F.   Sale of JTP Companies

     Concurrent with the Offerings, Jordan sold the JTP Companies to JTP Industries, Inc., a wholly-owned subsidiary of JTP, for aggregate consideration of $294 million, which includes the repayment of the notes payable to Jordan by the JTP Companies. The acquisition was financed by JTP with a portion of the net proceeds of the Offerings.

     Since JTP and the JTP Companies are under the common control of Jordan, the acquisition has been accounted for similar to a pooling-of-interests.
As such, the assets and liabilities of the JTP Companies have been carried over to JTP at historical book value, with the excess of the purchase price over book value recorded as a charge to stockholders equity.


G.   New Credit Agreement

     On July 25, 1997, JTP Industries, Inc. entered into a credit agreement (New Credit Agreement) with certain parties thereto, and BankBoston, N.A., as agent, under which JTP Industries, Inc. is able to borrow up to approximately $110,000 in the form of a revolving credit facility over a term of five years. Interest on borrowings is at BankBoston's base rate, as defined, or the rate at which BankBoston's eurodollar lending office is offered dollar deposits. The New Credit Agreement is secured by a first priority security interest in substantially all of JTP Industries' assets, including a pledge of all the stock of JTP Industries' subsidiaries.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

Results of Operations

     Summary financial information by business segment included in the financial statements of the Company is as follows:

                                    Third Quarter        Nine Months Ended
                                   1997       1996         1997       1996

Net Sales:
Infrastructure Products and
 Equipment                        $36,344   $21,396       $95,614    $53,160
Electronic Connectors and
 Components                        11,188    10,053        33,317     29,206
Custom Cable Assemblies and
 Specialty Wire and Cable          21,608     7,342        48,011      7,342
                                  $69,140   $38,791      $176,942    $89,708

Operating Income (Loss):(1)
Infrastructure Products and
 Equipment                         $5,328    $3,033       ($1,903)    $ 8,075
Electronic Connectors and
 Components                         1,919       382         3,709         381
Custom Cable Assemblies and
 Specialty Wire & Cable             1,861     1,099         5,895       3,797
                                   $9,108    $4,514        $7,701     $12,253



(1) Before corporate overhead of $.6 million and $.0 million for the quarter ended September 30, 1997 and 1996, respectively and $.6 million and $.0 million for the nine months ended September 30, 1997 and 1996, respectively.


     Three months ended September 30, 1997 compared to the three months ended September 30, 1996.

     Net Sales. Net sales increased $30.3 million or 78% from $38.8 million in 1996 to $69.1 million in 1997. The increase was primarily due to the acquisition of Northern, LoDan and EEI, which were acquired after the third quarter of 1996, Bond, which was acquired near the end of September 1996, and Viewsonics and Vitelec, which were acquired at the beginning of August 1996. These acquisitions accounted for $21.7 million or 71% of the increase in net sales. The balance of the sales increase was attributed primarily to higher international sales of cable conduit due to the Company's new Mexico and China manufacturing facilities, which began operations after the third quarter 1996.

     Net sales from the Infrastructure Products and Equipment segment increased $14.9 million or 70% from $21.4 million in 1996 to $36.3 in 1997. This increase was due to the acquisition of Viewsonics, Northern and EEI, which accounted for $8.9 million or 60% of the increase. Sales in this segment were also higher due to additional international sales of cable conduit from the Company's new cable conduit manufacturing facilities in Mexico and China.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales from the Custom Cable Assembly and Specialty Wire and Cable segment increased $14.3 million from $7.3 million in 1996 to $21.6 million in 1997. Approximately 87% of this increase was due to the acquisition of Bond and LoDan.

     Net sales from the Electronic Connectors and Components segment increased $1.1 million or 11% from $10.1 million in 1996 to $11.2 million in 1997. Increased sales of RF connectors and related products accounted for 74% of this increase. The acquisition of Vitelec, which was acquired in August 1996, accounted for the balance of this increase.

     Cost of Sales (Excluding Depreciation): Cost of sales increased $20.4 million or 85% from $24.1 million in 1996 to $44.4 million in 1997 reflecting the higher sales levels from the acquired companies. Cost of sales as a percent of net sales increased from 62.0% in 1996 to 64.3% in 1997. This increase was due primarily to a higher percentage of sales from segments with higher cost of sales and the underabsorption of manufacturing overhead costs relating to the Company's new manufacturing facilities in China and Mexico.

     Selling, General and Administrative Expenses (Excluding Depreciation):
Selling, general and administrative expenses increased $6.4 million or 101% from $6.2 million in 1996 to $12.6 million in 1997. Approximately 61% of the increase relates to the new acquisitions, further international market development costs, increased overhead to support the higher sales levels and the overhead expense of Jordan Industries and JTP. As a result, selling general and administrative expenses as a percentage of net sales increased from 16.1% to 18.2%.

     Operating Income: Operating income increased $4.0 million or 89% from $4.5 million in 1996 and $8.5 million in 1997. Approximately 91% of this increase was due to the new acquisitions. In addition, the Company incurred SAR expenses of $.9 million relating to AIM in 1996, which it did not incur in 1997.

     Operating income from the Infrastructure Products and Equipment segment was up $2.3 million from $3.0 million in 1996 to $5.3 million in 1997. This increase was due primarily to the acquisition of Northern, Viewsonics and EEI. Operating income from this segment also reflects higher market development costs incurred to expand the Company's international business.

     Operating income from the Custom Cable Assembly and Specialty Wire and Cable segment increased $0.8 million from $1.1 million in 1996 to $1.9 million in 1997. This increase was due primarily to the acquisition of Bond and LoDan.

     Operating income from the Electronic Connector and Components segment increased $1.5 million from $0.4 million in 1996 to $1.9 million in 1997. This increase was due primarily to the $.9 million non-recurring SAR expense relating to AIM.

     Net Income: Net income was flat with 1996 due to higher operating income, which was offset by higher interest cost relating to the financing of new acquisitions and the Company's recapitalization.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Nine Months Ended September 30, 1997 compared to the Nine Months Ended September 30, 1997.

     Net Sales: Net sales increased $87.2 million or 97% from $89.7 million in 1996 to $176.9 million in 1997. The increase was primarily due to the acquisition of Viewsonics, Vitelec, Bond, Northern, LoDan and EEI, all of which were acquired after the second quarter of 1996, Diversified which was acquired in late June 1996 and Johnson, which was acquired near the end of January 1996. Combined, these acquisitions accounted for approximately 78% of the increase. The balance of the sales increase was attributed to higher sales of cable conduit, particularly international sales, due to the addition of the Company's new Mexico and China manufacturing facilities.

     Net sales from the Infrastructure Products and Equipment segment increased $42.5 million or 80%. Approximately 55% of this increase was due to the acquisition of Viewsonics, Northern and EEI. The balance is accounted for by higher sales of cable conduit, particularly international sales, due to the Company's new manufacturing facilities in China and Mexico.

     Net sales from the Custom Cable Assembly and Specialty Wire and Cable segment was up $40.7 million from $7.3 million in 1996 to $48.0 million in 1997 due to the acquisition of Bond and LoDan, which were not owned during the same period last year and Diversified which was purchased late in June 1996.

     Net sales from the Electronic Connectors and Components segment increased $4.1 million from $29.2 million in 1996 to $33.3 million in 1997. The majority of this increase was due to the acquisition of Johnson and Vitelec.

     Cost of Sales (Excluding Depreciation): Cost of sales increased $57.4 million from $53.8 million in 1996 to $111.2 million in 1997 reflecting the higher sales levels from the acquired companies and the addition of new cable conduit manufacturing facilities in China and Mexico. Cost of sales as a percent of net sales increased from 59.9% in 1996 to 62.9% in 1997. This increase reflects the higher cost of sales of the acquired businesses which averaged 62.2% and the under absorption of manufacturing overhead costs relating to the Company's new cable conduit manufacturing facilities in Mexico and China.

     Selling, General and Administrative Expenses (Excluding Depreciation):
Selling, general and administrative expenses increased $19.0 million or 140% from $13.6 million in 1996 to $32.6 million in 1997. This increase was primarily due to the new acquisitions, which accounted for 72% of the increase. The balance relates to increased overhead to support the higher sales levels, the new facilities in Mexico and China, further international market development and the overhead expenses of Jordan Industries and of the JTP Corporate Group. As a result, selling, general and administrative expenses as a percent of sales increased from 15.1% in 1996 to 18.4% in 1997.

     Operating Income (Loss): Operating income decreased $5.1 million from $12.3 million in 1996 to $7.1 million in 1997. This decrease was due primarily to a $15.4 SAR expense incurred in April 1997 relating to the Company's acquisition of Dura-Line in 1988. Excluding the effects of SAR expenses in 1996 and 1997, operating income would have increased $7.7 million from $14.8 million in 1996 to $22.5 million in 1997. This increase in operating income (excluding the SAR expense) was due to the acquisitions, which added $9.2 million in operating income and which was partially offset by lower operating income from the Electronic Connector and Components segment, the addition of shared general,

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


administrative and overhead expenses of Jordan Industries and of the JTP Corporate Group. Excluding SAR expenses, operating margins would have declined from 16.5% in 1996 to 12.7% in 1997, due to the lower operating margins of the acquired businesses, which averaged 13.3%, the underabsorbed overhead of the new China and Mexico facilities and international market development costs not incurred in 1996.

     Operating income (loss) from the Infrastructure Products and Equipment segment was down $10.0 million from $8.1 million in 1996 to a loss of $1.9 million in 1997. This was due primarily to the $15.4 million SAR expense relating to the Company's acquisition of Dura-Line. Excluding the SAR expense, operating income from this segment increased $5.1 million from $8.1 million in 1996 to $13.5 million in 1997. Approximately all this increase was due to the new acquisitions. Operating income from the Company's cable conduit business was flat with 1996 due to the underabsorbed overhead of its new China and Mexico facilities and international market development costs not incurred in 1996.

     Operating income from the Custom Cable Assembly and Specialty Wire and Cable segment increased $3.3 million from $.4 million in 1996 to $3.7 million in 1997. This increase was due to the acquisitions.

     Operating income from the Electronic Connectors and Component segment increased $2.1 million from $3.8 million in 1996 to $5.9 million in 1997. This increase was due to a $2.6 million decrease in SAR expense, relating to AIM's acquisition in 1988. Excluding the SAR expense, operating income decreased $.5 million from $6.4 million in 1996 to $5.9 million in 1997. Additional operating income of $.5 million from the new acquisitions was offset by a $1.0 million decrease in operating income from AIM. This decrease was due primarily to a decrease in domestic sales of AIM's connector products and expenses related to increased sales and marketing efforts.

     Net Income: Net income decreased $10.2 million due to increased SAR expenses, higher interest costs relating to the financing of new acquisitions and the Company's recapitalization.


Liquidity and Capital Resources

     In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance is the Company's working capital requirements that increase whenever it experiences strong incremental demand or geographical expansion. The Company expects to satisfy its liquidity requirements through a combination of funds generated from operating activities and the funds available under its new credit agreements.

     Operating activities. Net cash used by operating activities in the nine months ended September 30, 1997 was $4.9 million, compared to $3.3 million provided from operating activities during the same period in 1996. The increase in cash requirements was primarily the result of $15.4 million in SAR expenses relating to the Company's acquisition of Dura-Line. In addition, the Company required higher working capital to support its sales growth.

     Investing activities. Capital expenditures were $2.5 million more for the nine months ended September 30, 1997 than for the comparable period in 1996. The

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


majority of the expenditures have been made in the Infrastructure Products and Equipment segment where the Company continues to pursue an aggressive international expansion into the Czech Republic, China, Mexico, India, Malaysia and Spain. The Company expects its capital investment in these countries to be substantially complete in 1997 and its total capital expenditures to be slightly higher than 1996.

     Acquisitions prior to July 25, 1997 were financed through proceeds borrowed from Jordan Industries. The Company plans to fund future acquisitions through its New Credit Agreement. In addition, under the terms of its Notes, the Company is able to make restrictive investments of up to $40.0 million.

     Financing activities. On July 25, 1997, through a series of transactions, the Company was established as a stand-alone company. It issued the Old Securities and obtained the Equity Investment, as defined, raising approximately $306.0 million (after fees and expenses) which was used substantially to acquire the Telecommunication Subsidiaries.

     The Company's annual cash interest expense on the Senior Notes, which are due 2007, will be approximately $18.8 million. Interest on the Senior Notes is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 1998. Interest on the Discount Notes, which are due 2007, is non- cash pay through August 1, 2000; cash interest is payable semi-annual beginning February 1, 2001. Dividends on the Company's Senior Preferred Stock accrue quarterly each February 1, May 1, August 1, and November 1. Dividends are non-cash pay at the Company's option until August 1, 2002.

     Also on July 25, 1997, JTP Industries, a subsidiary of the Company, entered into the New Credit Agreement under which JTP Industries is able to borrow up to approximately $110.0 million to fund acquisitions and provide working capital and for other general corporate purposes. The New Credit Agreement provides for a revolving line of credit of $110.0 million over a term of five years and the agreement is secured by a first priority security interest in substantially all of JTP Industries' assets, including a pledge of all of the stock of the Company's subsidiaries. Payments of principal and interest on amounts borrowed under the New Credit Agreement are guaranteed by the Company's subsidiaries. As of November 30, 1997, the Company has approximately $45 million of available funds under this Agreement.

     Future funding requirements will also include the Company's agreement to repurchase the preferred stock of Dura-Line, held by its previous owner, in April 1998 for $1.9 million and an additional purchase price payment of approximately $1.4 million relating to the acquisition of Viewsonics in 1996 due January 1998.

     The Company expects its principal sources of liquidity to be from its operating activities and funding from the New Credit Agreement, in addition to the excess cash generated by the Old Offerings. The Company further expects that these sources will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest, taxes, debt repayment and for executing its acquisition strategy for at least the next 12 months.

                          PART II.  OTHER INFORMATION


Item 1.        Legal Proceedings
               None


Item 2.        Changes in Securities
               None


Item 3.        Defaults upon Senior Securities
               None


Item 4.        Submission of Matters to a Vote of Securities Holders
               None


Item 5.        Other Information
               None


Item 6.        Exhibits and Reports on Form 8-K

               a)   27.  EDGAR Financial Data Schedule

                                SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              JORDAN TELECOMMUNICATION PRODUCTS, INC.





                              By: /s/ Michael R. Elia
                                  Michael R. Elia
                                  Chief Financial Officer




December 23, 1997