Form 10-K
period 1997-12-31
JORDAN TELECOMMUNICATION PRODUCTS INC
filed 1998-03-31
CIK 1044314

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended December 31, 1997		        Commission File Number
                                                       333-34585

                   JORDAN TELECOMMUNICATION PRODUCTS, INC.
              (Exact name of registrant as specified in charter)

	Delaware							                                      36-4173125
(State or other jurisdiction of			                  (I.R.S. Employer
incorporation or organization)			                  Identification No.)


ArborLake Centre, Suite 550	                         				60015
1751 Lake Cook Road					                              (Zip Code)
Deerfield, Illinois
(Address of Principal Executive Offices)


           Registrant's telephone number, including area code:
                            (847) 945-5591


Securities registered pursuant to Section 12(b) of the Act:

					                                      			Name of Each Exchange
	Title of Each Class				                       on Which Registered
		None							                                         N/A

Securities registered pursuant to Section 12(g) of the Act:

                       None

Indicated by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

		Yes     x    	No __________

The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately place and there is currently no public market for such shares.

	The number of shares outstanding of Registrant's Common Stock as of March 30, 1998: 994,638.889.

                            TABLE OF CONTENTS

                                               											PAGE

Part I


Item 1.	Business	                                    							3
Item 2.	Properties								                                 11
Item 3.	Legal Proceedings					                           		14
Item 4.	Submission of Matters to a Vote of Security
		Holders								                                          14


Part II


Item 5.	Market for the Registrant's Common Equity and
		Related Stockholder Matters				                         	14
Item 6.	Selected Financial Data						                      16
Item 7.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations			                  	17
Item 8.	Financial Statements						                         23
Item 9.	Changes In and Disagreements with Accountants on
		Accounting and Financial Disclosure				                  51


Part III


Item 10.	Directors and Executive Officers 				             52
Item 11.	Executive Compensation						                      55
Item 12.	Security Ownership of Certain Beneficial
		Owners and Management						                              56
Item 13.	Certain Relationships and Related Transactions		  57


Part IV


Item 14.	Exhibits, Financial Statement Schedules, and Reports
		On Form 8-K								                                      62

		Signatures	                                       							63

                                PART I
                         ITEM 1.  BUSINESS

                            THE COMPANY

Jordan Telecommunication Products, Inc., incorporated in Delaware on
July 18, 1997 (collectively with its subsidiaries is herein after referred to as the "Company"), is a leading worldwide designer, manufacturer and distributor of products to niche markets within the rapidly growing telecommunications and data communications industries.

Jordan Industries, the Company's management and the Jordan Group formed the Company in connection with Jordan Industries' recapitalization and to establish the Company as a stand-alone, industry-focused company (see Note 1 to the Company's consolidated financial statements). The Company and its subsidiaries are included in Jordan Industries' consolidated financial statements, and will continue to be part of the Jordan Industries consolidated group for tax purposes until the redemption of the Company's Junior Preferred Stock or until such time as the Company can no longer be consolidated for federal income tax purposes.

The Company's principal executive offices are located at ArborLake Centre, Suite 550, 1751 Lake Cook Road, Deerfield, Illinois 60015 and its telephone number is (847) 945-5591.

                                 BUSINESS

Business Segment Information

The Company operates in three business segments: infrastructure products and equipment, custom cable assemblies and specialty wire and cable, and electronic connectors and components. The percentages of the Company's total net sales by segment in each of its last three fiscal years were as follows:


                                              1997      1996      1995

Infrastructure Products & Equipment            54%       57%       78%

Electronic Connectors and Components           18%       30%       22%

Custom Cable Assemblies and Specialty
  Wire & Cable                                 28%       13%        0%

   Total                                      100%      100%      100%

For additional segment information see Note 17 of the Notes to the Consolidated Financial Statements.


Infrastructure Products and Equipment

The Infrastructure Products and Equipment segment consists of four operating units: Dura-Line Corporation and subsidiaries ("Dura-Line"), Viewsonics, Inc. and subsidiary ("Viewsonics"), Northern Technologies Holdings, Inc. and subsidiary ("Northern"), and Engineered Endeavors, Inc. ("EEI").

The businesses in this segment provide products and services for the construction, expansion and maintenance of the "outside plant" portion of the telecommunications infrastructure. The products cover a broad range of applications, including: cable conduit, cable television transmission equipment, power conditioning systems, and antenna support systems.

Cable Conduit

The Company, through Dura-Line, supplies specialized telecommunications high-density polyethylene ("HDPE") conduit systems, used to install and protect outside plant fiber optic cables, coaxial cables and other telephone, data transmission and electrical cable systems. These conduit systems protect network infrastructure cables from environmental or accidental physical damage as well as facilitate and reduce the cost of cable installation and maintenance. Dura-Line manufactures a wide variety of cable conduit products, including special fire-resistant and expandable capacity conduit systems. The majority of the Company's sales to the fiber optic and coaxial conduit market are comprised of either patented or proprietary products. The Company's patented SILICORE technology is a solid co-extruded polymer lubricant lining that accounted for $93.1 million and $61.8 million in sales of cable conduit products in 1997 and 1996, respectively. The low coefficient of friction characteristics of SILCORE allows fiber optic and other cables to be easily "pulled" or "blown" through the conduit, thus saving customers significant time and money during installation, repair and upgrade procedures.

Dura-Line markets its products internationally through a direct sales force and independent sales representatives. Dura-Line sells to local and regional telecommunications companies, competitive access providers ("CAPs"), competitive local exchange carriers ("CLECs"), the regional bell operating companies ("ROBCs"), and cable television ("CATV") operators.

Dura-Line has cable conduit manufacturing operations in the United
States, Mexico, the United Kingdom, and China. Dura-Line also has manufacturing joint ventures in the Czech Republic (70%), Spain (70%), Israel (33.33%), India (50%, plus one share) and Malaysia (60%).

Cable Television Transmission and Connection Equipment

Through Viewsonics, the Company designs, manufactures and distributes high-quality CATV splitters, amplifiers and patented electronic security components. These devices, used to insure signal integrity, are attached to the cable "drop line" at the home or business and connect the user's television or other electronic equipment to the cable or satellite system. Viewsonics provides products for use in the "head end" transmitters of Multi-Channel Multi-Point Distribution Systems ("MMDS"), a wireless alternative to cable television, which is currently being sold in Russia.

Viewsonics sells its products through a direct sales force to many of the major CATV service providers and through distributors who supply smaller CATV service providers.

Power Conditioning Systems

The Company, through Northern, supplies commercial power conditioning and protection equipment for protecting sensitive equipment against sudden or extreme increases in voltage or variable electrical power. Such power "transients" can result from lightning, ground faults and public utility switching and can cause extensive damage to critical equipment. The majority of Northern's sales are from power conditioning system products used to protect equipment on individual towers and sites in Personal Communication Systems ("PCS") and cellular phone networks. Northern also provides products such as voltage regulators, grounding devices, uninterruptible power supplies and isolation transformers for use in a wide variety of critical communications, medical, and industrial applications. Northern's products employ patented applications of silicone avalanche diode technology, which it feels provides a faster response to voltage differentials.

Nearly 75% of Northern's sales are to PCS service providers. Northern believes its customer base includes over half of the major PCS providers from the first two Federal Trade Commission ("FTC") auctions of PCS licenses. In 1995, Northern signed a five-year contract to be the exclusive supplier of power conditioning equipment to one of the largest PCS providers in the United States.

Antenna Support Systems

On September 2, 1997, the Company purchased the assets of EEI, a turnkey provider of antenna support systems for the wireless communications industry. EEI designs complete structures, manufactures monopole antenna mount platforms, custom bell and clock towers, and accessories. EEI also distributes ancillary products used in the construction of cellular and PCS towers.

Electronic Connectors and Components

The Electronic Connectors and Components segment consists of four operating units: AIM Electronics Corporation ("AIM"), Cambridge Products Corporation ("Cambridge"), Johnson Components, Inc. ("Johnson"), and Vitelec Electronics Ltd ("Vitelec"), which is located in the United Kingdom. Through these businesses, the Company designs, manufactures and distributes worldwide, a broad range of electronic connectors, including radio frequency ("RF") and coaxial connectors, plugs, adapters, and electronic hardware, as well as electronic network and security components. These products are used in telecommunications, data communications, and other original equipment manufacturing ("OEM") applications that require miniaturization and high frequency ranges, such as wireless telecommunications.

Electronic connectors are devices that allow an electronic signal to pass from one device to another. They are used to connect wires, cables, printed circuit boards, flat cable and other electronic components to each other and to related equipment. Connectors are found in virtually every electronic product including computers, printers, modems, VCRs, radios, medical instruments, cellular telephones and automobiles.

The Company sells its electronic connectors and components to commercial and consumer electronic customers throughout the world, directly and through a network of manufacturers' representatives and distributors. The Company imports a variety of its connectors and components through AIM and Vitelec and produces high-quality RF and coaxial connectors, specializing in miniature and sub-miniature RF connectors, through its Johnson and Cambridge operations.

Custom Cable Assemblies and Specialty Wire and Cable

The Custom Cable Assemblies and Specialty Wire and Cable segment consists of four operating units: Bond Holdings, Inc. ("Bond"), Diversified Wire & Cable, Inc. ("Diversified"), LoDan West, Inc. ("LoDAN"), which was acquired on May 30, 1997, and Telephone Services Holdings, Inc. ("TSI"), which on October 31, 1997 acquired Telephone Services of Florida, Inc. Through these businesses, the Company designs, engineers and manufacturers custom cable assemblies for internetworking suppliers, OEMs and RBOCs for use primarily in the data communications and telecommunications industries. The Company also is a broad line provider and value-added reseller of wire and cable and custom cable assemblies for local area networks ("LANs") and other commercial networking applications.

Cable assemblies are found in a broad range of electronic equipment, including computers and related peripherals, network bridges and routers, telephone switching equipment, central switching offices and electrical controls. These products are assembled from bulk, coaxial, fiber optic or other cables and discrete wire and various electronic connectors that are attached to one or more cable ends. The Company offers customers sophisticated in-house product design and technical support capabilities, including support teams that work closely with the customer through all stages of product planning and production. The Company believes that its close coordination with customers, adherence to strict quality control standards and its investment in production facilities and equipment help it attract and retain its broad customer base.

The Company has developed long-term relationships with a select group of OEMs in the data processing and telecommunications industries to provide custom cable assemblies. In addition, the Company is also a prime supplier to RBOCs, CLECs and long distance carriers. The Company believes there is a growing trend toward outsourcing, which is fueled by a growing trend among high-technology companies to outsource their cable assembly needs to contract manufacturers. These companies are particularly seeking to consolidate their supplier base, reduce inventories and improve inventory management, reduce component cost, increase flexibility, and improve component product quality and technical support.

The Company distributes more than 2,600 different types of wire and cable, including cable for the electrical, electronic, telecommunications and data communications applications. The Company sells its wire and cable products to end-users, installers and/or OEMs of data networking equipment, including building contractors, industrial manufacturers and educational institutions, among others.

Backlog

The Company's approximate backlog of unfilled orders at the dates specified was as follows:
                                           										       Backlog
                                                          (Dollars in
Year Ended December 31, 1997					                         	thousands)

Infrastructure Products and Equipment 	                  			$ 8,537
Electronic Connectors and Components		  	  	                  3,876
Custom Cable Assemblies and Specialty Wire and Cable	 	      19,702
                                                  										$32,115

                                            										       Backlog
                                                          (Dollars in
Year Ended December 31, 1996					                         	thousands)

Infrastructure Products and Equipment                  				$ 4,250
Electronic Connectors and Components		  	  	                 2,772
Custom Cable Assemblies and Specialty Wire and Cable	 	      4,025
											                                                $11,047

The Company will ship substantially all of its 1997 year end backlog during 1998.

Marketing and Support Services

The Company places a high priority on identifying and responding to its customers' requirements on a timely basis. The Company employs a sales and marketing strategy that utilizes a highly trained direct sales force and approximately 2,800 distributors and independent manufacturing representatives.

The Company emphasizes close coordination with its customers in the design and development stages of its customers' products to create demand for its products, facilitate long-term customer relationships and allow the Company to introduce new products that meet the specialized needs of its customers. The Company also continues to increase the scope of its domestic and international marketing initiatives, training, sophisticated field testing support and education of end-users.

The Company's sales representatives undergo continuous training within their related product groupings to develop a high degree of technical expertise. Sales personnel are compensated primarily on a commission basis. The Company also markets its products through multi-lingual direct mailings of brochures and catalogs and advertising in trade journals.
	In addition, the Company emphasizes superior customer service as part of its overall marketing strategy. For example, the Company is able to ship most of its electronic connectors and components, and wire and cable products within 24 hours of an order being placed. The Company has also combined the customer support and sales services functions for certain of these products to reduce the time and effort a customer must expend to place an order.

Manufacturing and International Operations

	The Company currently operates 29 manufacturing and distribution facilities in nine countries around the world. The Company's products are manufactured and assembled at Company owned or leased facilities in the United States, China, the Czech Republic, Mexico and the United Kingdom, through manufacturing joint ventures in Spain, India, Malaysia and Israel, and at the facilities of contract manufacturers in various countries including Korea, Japan, Singapore and Taiwan. The Company derived approximately $61.9 million, $35.6 million, and $30.1 million or 24.1%, 26.8% and 30.9% of its total 1997, 1996 and 1995 net sales, respectively, from customers located outside of the United States.

The Company employs advanced manufacturing processes in order to manufacture according to the highest quality standards. The Company maintains this standard through continuous improvements to its production processes and upgrades to its manufacturing equipment. Over two-thirds of the Company's facilities are certified by the International Standards Organization ("ISO") according to its 9000 series of quality standards, or are in the process of obtaining certification.

The Company is subject to risks generally associated with international operations, including price and exchange controls, limitations on foreign ownership and other restrictive actions. As a result, fluctuations in currency exchange rates may affect the Company's financial condition and results of operations.

Employees and Labor Relations

As of December 31, 1997 the Company employed an aggregate of approximately 1,953 employees, including approximately 565 full-time salaried employees and approximately 1,388 full and part-time hourly employees. Approximately 4% of the Company's employees are covered by a collective bargaining agreement, which expires in 2000. The Company believes that its relations with its employees are good.

Competition

The Company faces substantial competition from a large number of distributors, suppliers and manufacturers, some of which are larger and have greater financial resources, broader name recognition and lower costs than the Company.

The Company's manufacturing operations encounter competition from both domestically manufactured products and products manufactured outside the United States. Except for the SILICORE polymer pipe products, certain of its CATV components and its fiber optic connector technology, the Company's products are generally not protected by viture of any proprietary rights such as patents.

The cable conduit market is highly competitive. In the United States, the Company faces competition from a wide range of companies including national, international and regional suppliers of cable conduit. In addition to other independent manufacturers of cable conduit, the Company's competitors, especially outside of the United States, include manufacturers that produce pipe and tubing for other uses, such as gas and water transportation. Competition within the industry is based primarily on quality, price, production capacity, field support, technical capabilities, service and reputation.

The Company's custom cable assemblies encounter competition from independent manufacturers of cable assemblies, connector manufacturers, and offshore manufacturers, several of which are much larger and have greater financial resources than the Company. Competition within the industry is based on quality, production capacity, breadth of product line, engineering support capability, price, local support capability, systems support and financial strength.

The electronic connector industry is highly fragmented, with more than 1,500 connector manufacturers competing worldwide. The Company generally competes with several different suppliers in the various categories in which it operates, including certain large national suppliers. The Company competes in this market on the basis of quality, reliability, reputation, customer service, delivery time and price.

Raw Materials; Suppliers

The Company purchases a wide variety of raw materials for manufacturing its products. These raw materials include: plastic resins, such as HPDE, used in manufacturing cable conduit and in molding connector bodies and inserts, brass used in manufacturing RF connectors, copper alloys used for contacts and precious metals, such as gold and palladium, used in plating. All raw materials are generally readily available throughout the world and most are purchased on the spot market from a variety of suppliers. The Company is not dependent upon any one source for any of the raw materials used in manufacturing its products. The prices at which the Company purchases most of its raw materials are based upon market prices at the time of purchase. The Company does not enter into contractual agreements with respect to most of the raw materials it uses. However, the Company does have a contract with its brass supplier that allows the Company to return to the supplier, as scrap, up to 50% of the brass it purchases. As a result, the Company only pays for the brass it actually uses. Many of the raw materials used by the Company have historically been subject to price fluctuations. In most cases, the Company is able to pass on to its customers significant price fluctuations in the market prices of the raw materials used in its products, although product price increases typically lag behind the actual increase in raw material prices.

The Company's SILICORE technology includes a patented, solid co-extruded polymer lubricant lining that uses a silicone-based lubricant which is marketed and sold under the SILICORE trademark. The Company produces all of the silicone-based lubricant used in the manufacture of its cable conduit products.

The Company purchases the electronic connectors, components and materials that it does not manufacture itself from a large number of suppliers. The Company believes that the electronic connectors and components and other materials it requires could be purchased from several domestic and international sources. Thus, the Company should be able to obtain replacement sources of supply in the event of the loss of any current supplier. Although customers often require that materials produced by a particular supplier be used in manufacturing their customized products, in the event of the loss of any such supplier, the Company believes that customers would be likely to qualify alternative suppliers or, if necessary, redesign their products to accommodate materials from replacement suppliers. However, no assurance can be given that the loss of a key supplier would not have a material adverse effect on the Company.

Intellectual Property

The Company relies on a combination of patent, copyright, trademark and trade secret laws and contractual agreements to protect its proprietary technology and know how. The Company owns and uses trademarks and brandnames to identify itself as a source of certain goods and services, including the

DURA-LINE and SILICORE trademarks, both of which are registered in the United States and various foreign countries, and the VIEWSONICS brandname, in which the Company has common law rights. The Company's SILICORE technology includes a patented solid co-extruded polymer lubricant lining that uses a silicone-based lubricant which is marketed and sold under the SILICORE trademark. There can be no assurance that the Company will be granted additional patents or that the Company's patents either will be upheld as valid if ever challenged or will prevent the development of competitive products. The Company's U.S. patents expire between 2004 and 2010 and the U.S. patent with respect to the SILICORE lubricant lining expires in 2007. The Company has not sought foreign patents for most of its technologies, including technologies which have been patented in the United States, such as the SILICORE lubricant lining, which may adversely affect the Company's ability to protect its technologies and products in foreign countries. The Company protects its confidential, proprietary information as trade secrets.

Except for the SILICORE polymer pipe products, certain of the Company's
CATV components and its fiber optic connector technology, the Company's products are generally not protected by virtue of any proprietary rights such as patents. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology and know-how or that the Company's competitors will not independently develop technologies that are substantially equivalent to or superior to the Company's technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. In the Company's opinion, the loss of any intellectual property asset, other than the DURA-LINE or SILICORE trademarks, or the patent or manufacturing trade secrets covering the solid co-extruded polymer lubricant lining used in connection with the SILICORE technology, would not have a material adverse effect on the conduct of the Company's business.

The Company is also subject to the risk of adverse claims and litigation alleging infringement of the proprietary rights of others. From time to time, the Company has received notice of infringement claims from other parties. Although the Company does not believe it infringes the valid proprietary rights of others, there can be no assurance against future infringement claims by third parties with respect to the Company's current or future products. The resolution of any such infringement claims may require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims.

Environmental

The Company is subject to numerous U.S. and foreign federal, state, provincial, and local laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Water Act, the Clean Air Act, the Emergency Planning and Community Right-To-Know Act and the Resource Conservation and Recovery Act. Under CERCLA and analogous state laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediaton of hazardous or toxic substances on, under, or in such property. Such laws frequently impose cleanup liability regardless of whether the owner or operator knew of or was responsible for the presence of such hazardous or toxic substances and regardless of whether the release or disposal of such substances was legal at the time it occurred. Regulations of particular significance to the Company's ongoing operations include those pertaining to handling and disposal of solid and hazardous waste, discharge of process wastewater and stormwater and release of hazardous chemicals. The Company believes it is in substantial compliance with such laws and regulations.
	The Company generally conducts a Phase I environmental survey on each acquisition candidate prior to purchasing the company to assess the potential for the presence of hazardous or toxic substances that may lead to cleanup liability with respect to such properties. The Company does not currently anticipate any material adverse effect on its results of operations, financial condition or competitive position as a result of compliance with federal, state, provincial, local or foreign environmental laws or regulations. However, some risk of environmental liability and other costs is inherent in the nature of the Company's business, and there can be no assurance that material environmental costs will not arise. Moreover, it is possible that future developments such as the obligation to investigate or clean up hazardous or toxic substances at the Company's property for which indemnification is not available, could lead to material costs of environmental compliance and cleanup by the Company.


                             ITEM 2. PROPERTIES

Properties

The Company's headquarters is located in an approximately 31,700 square foot office space in Deerfield, Illinois that is provided by Jordan Industries pursuant to the Transition Agreement (See Note 11 to the Consolidated Financial Statements and Item 13. "Certain Relationships and Related Transactions").

The principal properties of the Company, the location, user/subsidiary, primary use, square feet and ownership status thereof as of December 31, 1997, are set forth in the table below:

United States/         User/                                         Owned/
Locations             Subsidiary    Primary Use       Square Feet    Leased
Anaheim, CA           Bond          Manufacturing/
                                    Administration       22,000      Leased
Fremont, CA           Bond          Manufacturing/
                                    Administration       16,000      Leased
Newark, CA            Bond          Manufacturing/
                                    Administration       30,000      Leased
San Carlos, CA        LoDan         Manufacturing/
                                    Administration       22,500      Leased
San Carlos, CA        LoDan         Manufacturing        28,000      Leased
San Carlos, CA        LoDan         Manufacturing        13,500      Leased
Shasta Lake City, CA  TSI           Manufacturing/
                                    Distribution          6,000      Leased
Windsor, CT           Cambridge     Manufacturing         9,000      Leased

United States/        User/                                          Owned/
Locations             Subsidiary    Primary Use        Square Feet   Leased

Boca Raton, FL        Viewsonics    Administration/
                                    Distribution
                                    Research and
                                    Development          14,500      Leased
Riverview, FL         TSI           Administration/
                                    Manufacturing/
                                    Distribution         75,000      Leased
Sunrise, FL           AIM           Manufacturing/
                                    Administration/
                                    Distribution         36,000       Leased
Tampa, FL             TSI           Manufacturing/
                                    Distribution         20,000       Leased
Middlesboro, KY       Dura-Line     Manufacturing/
                                    Administration       80,000        Owned
Belle Chasse, LA      Engineered
                      Endeavors     Distribution        105,000       Leased
Troy, MI              Diversified   Manufacturing/
                                    Administration/
                                    Distribution         40,000       Leased
Waseca, MN            Johnson       Manufacturing/                    Sub-
                                    Administration       70,000       leased
Sparks, NV            Dura-Line     Manufacturing        35,000       Owned
Mentor, OH (1)        Engineered    Manufacturing/
                      Endeavors     Administration       48,000       Leased
Knoxville, TN         Dura-Line     Administration       10,000       Leased
Nashville, TN         Diversified   Distribution/
                                    Sales Office          7,100       Leased
Austin, TX            Bond          Manufacturing/
                                    Administration       13,000       Leased
Grand Prairie, TX     TSI           Manufacturing/
                                    Distribution         15,000       Leased
Liberty Lake, WA (2)  Northern      Manufacturing/
                                    Administration       27,000       Leased
International
 Locations

Shanghai, China       Dura-Line     Manufacturing/
                                    Administration       52,000       Leased
Shanghai, China       Dura-Line     Sales Office/
                                    Administration        1,000       Leased
Shanghai, China       Viewsonics    Manufacturing/
                                    Administration       38,000       Leased

International         User/                                          Owned/
Locations             Subsidiary    Primary Use        Square Feet   Leased

Zlin, Czech Republic  Dura-Line     Manufacturing/
                                    Administration       40,000       Owned
Paris, France         Vitelec       Sales Office          1,000       Leased
Goa, India            Dura-Line     Manufacturing/
                                    Administration       48,000       Owned
New Delhi, India      Dura-Line     Administration/
                                    Sales Office          2,000       Leased
Tel Aviv, Israel (3)  Dura-Line     Manufacturing/
                                    Administration       10,000       Leased
Beranang, Malaysia    Dura-Line     Manufacturing/
                                    Administration       64,000       Leased
Mexico City, Mexico   Dura-Line     Sales Office/
                                    Administration        1,000       Leased
Queretaro, Mexico     Dura-Line     Manufacturing/
                                    Administration      146,000       Leased
Ciudad Real, Spain    Dura-Line     Manufacturing         3,000       Leased
Bordon, United Kingdom  Vitelec     Distribution/
                                    Administration/
                                    Assembly             16,500       Owned
Grimsby, United
  Kingdom             Dura-Line     Manufacturing/
                                    Administration       28,000       Owned

(1) EEI rents its current facility from Timeless Enterprises, Inc., a corporation owned by the former owners. The Company believes that the terms are comparable to those which would have been obtained by the Company had this lease been entered into with an unaffiliated third party.

(2) Northern's Liberty Lake, Washington facility is leased from a general partnership consisting of the former owners. The Company believes that the terms are comparable to those which would have been obtained by the Company had this lease been entered into with an unaffiliated third party.

(3) This facility is leased by the joint venture in which the Company participates.

The Company also has sales representatives in field offices in Florida, Illinois, Ohio, Oregon, Virginia and internationally in Brazil, Bulgaria, Germany, Malaysia, Romania, Russia and Slovakia.

The Company believes that its existing leased facilities are adequate for the operations of the Company and its subsidiaries. The Company does not believe that any single leased facility is material to its operations and that, if necessary, it could readily obtain a replacement facility.

                        ITEM 3.  LEGAL PROCEEDINGS

Litigation

The Company is not a party to any pending legal proceeding the resolution of which, the management of the Company believes, would have a material adverse effect on the Company's financial condition or results of operations, nor to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.

                      ITEM 4.  SUBMISSION OF MATTERS TO A
                          VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1997.


                                    PART II

                  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
                            AND RELATED STOCKHOLDER MATTERS


There is no established public trading market for the Company's Common
Stock. At December 31, 1997, there were 23 holders of record of the Company's Common Stock.

The Company has not declared or paid any cash dividends on its capital stock since its formation. The Company is not required to pay cash dividends on its Senior Preferred Stock until November 1, 2002. The Company intends to retain future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future on the Senior Preferred Stock or on the Common Stock. In addition, the terms of the Indenture's and Bank Credit Agreement limit the amount of cash dividends the Company may pay with respect to the Senior Preferred Stock, the Common Stock and other equity securities.

On July 25, 1997, the Company issued and sold $190.0 million principal amount of 9.875% Senior Notes due August 1, 2007 ("Senior Notes") and $120.0 million principal amount at maturity ($85,034 initial accreted value) of 11.75% Senior Discount Notes due August 1, 2007 ("Senior Discount Notes"). The Company also issued and sold $25.0 million of units, each consisting of $1,000 liquidation preference of 13.25% Senior Preferred Stock due August 1, 2009 ("Senior Preferred Stock") and one share of Common Stock ("Common Stock"). The principal initial purchasers were Jefferies & Company, Inc., Donaldson, Lufkin & Jenrette, and Smith Barney Inc. The aggregate offering price for all the Securities was $298.5 million with underwriting discounts of $7.4 million. The securities were sold in a transaction not registered under the Securities Act in reliance upon the redemption provided in Section 4(2). The use of proceeds were as follows (in millions):

Acquisition of Telecommunications subsidiaries(1)           $294.0
Fees and expenses                                             16.1
Excess cash	                                                  20.4
Total Uses                                                  $330.5

(1) Includes the assumption of $10.0 million of obligations of the Telecommunications subsidiaries.

Following the consummation of the offerings, the excess cash was used to pay a portion of the acquisition price of EEI.

On November 12, 1997, the Company entered into a registered exchange offer for the above named securities. The Registration Statement on Form S4 (333-34585) was declared effective on that same date. The Company received no proceeds from the exchange offer.

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

On July 21, 1997, the Company issued and sold an aggregate of 2,000 shares of Junior Preferred Stock to Jordan for $20.0 million and 959,639 shares of Common Stock to the Company's management and certain stockholders of Jordan for approximately $1.9 million.



(this space intentionally left blank)

                  ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial information (dollars in thousands) derived from the Company's Consolidated Financial Statements.

                                     For the Year Ended December 31,

                                  1997      1996     1995     1994    1993
Operations Data: (1)
Net sales                       $257,010  $132,999  $96,969  $64,690  $56,166
Depreciation                       5,451     4,071    2,621    1,807    1,553
Amortization                       5,487     2,571    2,484    3,293    3,940
Stock appreciation rights
expense                           15,871     3,411    1,097    1,239      513
Management fees and other          4,874     3,307    1,869    1,641    1,370
Operating income                  13,258    13,323   14,886    8,388    9,131
Other income (expense):
Interest expense                 (25,749)  (11,826)  (6,555)  (5,778)  (4,619)
Interest income                      486       152      156        4        7
Other income expense                  (5)      (31)      -0-     -0-      -0-
Income (loss) before income
taxes, minority interest and
extraordinary (loss)             (12,000)    1,618    8,487    2,614    4,519
Provision (benefit) for
income taxes                      (1,676)    3,647    4,062    1,172    2,498
Income (loss) before
minority  interest and
extraordinary (loss)             (10,324)   (2,029)   4,425    1,442    2,021
Minority interest (expense)         (543)     (548)    (419)     (57)       3
Income (loss) from
continuing operations before
extraordinary (loss)             (10,867)   (2,577)   4,006    1,385    2,024
Extraordinary (loss)                (479)       -0-      -0-      -0-      -0-
Net income (loss)               $(11,346)  $(2,577)  $4,006   $1,385   $2,024

Balance Sheet Data (at period
end): (1)
Cash and cash equivalents       $  8,988   $ 6,385   $ 2,798  $   862   $ 372
Total assets                     334,514   179,646    62,748   49,445  52,958
Long-term debt (less current
portion)                         358,830   147,186    52,009   46,368  30,453
Preferred stock                   43,490     1,875     1,875    2,695   3,047
Shareholders' equity (net
capital deficiency)            $(130,059) $(11,379) $(11,216) $(15,163) $5,367



Notes to the selected financial data are as follows:

(1) The Company has acquired a diverse group of operating companies over the five-year period, which significantly affects the comparability of the information shown above. (See Note 1 to the Consolidated Financial Statements).

               ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            RESULTS OF OPERATIONS

The Company has different performance and growth drivers for each of its three business segments.

The Company's Infrastructure Products and Equipment segment is tied closely to the infrastructure build-outs of the emerging countries in which it has early market positions and to the infrastructure build-out of the wireless and PCS networks. These build-outs are heavily dependent on the market conditions and capabilities of these emerging countries and the wireless and PCS providers themselves.

The growth and performance of the Company's Custom Cable Assembly and Specialty Wire and Cable segment is dependent on the demand for its customer's products and the premises wiring build-out. The Company feels it has aligned itself with fast growing, telecommunications and datacommunications leaders.

The Electronic Connector and Component segment operates in a very niche oriented segment of the over-all connector market.

Management believes that it has positioned itself favorably in its markets and reasonably anticipates its growth rates to equal or exceed those of the respective markets in which it operates for at least the next 12 months. However, there can be no assurances that such a growth rate will be sustained in the future.

A substantial portion of the Company's growth during the past two years is the result of the acquisitions of nine of the Company's twelve subsidiaries. The Company acquired Johnson in January 1996, Diversified in June 1996, Viewsonics in August 1996, Vitelec in August 1996, Bond in September 1996, Northern in December 1996, LoDan in May 1997, EEI in September 1997 and TSI in October 1997. Each of these acquisitions has been accounted for under the purchase method of accounting and is included in the Company's consolidated financial statements from their respective dates of acquisition. As a result of these acquisitions, the Company's consolidated results for 1997, 1996 and 1995 are not directly comparable.

These acquisitions have had a significant impact on the Company's results of operations and financial position. Results of operations have been affected by increases in amortization of intangibles (including non-competition agreements, which are typically amortized over a period of five years, and goodwill), inventory costs, depreciation (resulting from purchase accounting adjustments), interest expense, and deferred financing and prepayment fees.

The following table is a summary of net sales, operating income and net income (loss) for the periods ended December 31, 1997, 1996 and 1995, respectively:


                                            1997       1996       1995
Net sales
 Infrastructure Products and Equipment     $139,789   $75,179   $76,033
 Electronic Connectors and Components        45,041    40,275    20,936
 Custom Cable Assemblies and Specialty
  Wire & Cable                               72,180    17,545       -0-
       Total net sales                     $257,010  $132,999   $96,969

Operating Income
 Infrastructure Products and Equipment     $ 18,914  $ 7,650    $11,504
 Electronic Connectors and Components        10,040   10,484      5,878
 Custom Cable Assemblies and Specialty
  Wire & Cable                                5,279      824        -0-
Unallocated amounts:
Stock appreciation rights expense           (15,871)  (3,411)    (1,097)
Management fees                              (2,964)  (2,224)    (1,399)
Corporate Expenses                           (2,140)      -0-        -0-
Total Operating Income                     $ 13,258  $13,323    $14,886

Net Income (loss)                         ($11,346) ($2,577)    $ 4,006

Consolidated Results of Operations

Net sales in 1997 increased $124.0 million, or 93%, to $257.0 million from $133.0 million in 1996. The increase in sales was due primarily to the acquisition of Johnson, Diversified, Viewsonics, Vitelec, Bond, Northern, LoDan, EEI and TSI, which were not owned for the full year 1996. Combined, these acquisitions accounted for approximately 80% of the increase in net sales. The balance of the sales increase was attributed to higher sales of cable conduit, particularly international sales, due to the addition of new manufacturing facilities in Mexico and China.

Net sales in 1996 increased $36.0 million, or 37%, to $133.0 million from $97.0 million in 1995. The increase in sales was due primarily to the 1996 acquisitions of Johnson, Diversified, Viewsonics, Vitelec and Bond, which contributed $41.9 million to 1996 net sales, partially offset by lower sales of cable conduit of $5.9 million despite significant growth in the Company's Czech Republic cable conduit market. The decrease in cable conduit sales was driven largely by the Company's de-emphasis of its large duct product line, which was sold only in the United Kingdom, and accounted for an $8.4 million decrease in cable conduit sales. The Company also experienced decreases in domestic cable conduit sales to large telecommunications service providers (such as the Regional Bell Operating Companies "RBOCs") which had slowed capital expenditure programs due to regulatory uncertainty prior to the passage of The Telecommunications Act of 1996, which focused on increasing competition with an emphasis on the local phone market. The Company expects these cable conduit sales to improve as passage of the Telecom Act diminished such regulatory uncertainty and has allowed new service providers to enter the RBOCs' markets, providing a significant new customer base and source of growth for the Company.

Operating income in 1997 was flat compared to 1996. Due primarily to a $15.9 million Stock Appreciation Rights ("SAR") expense incurred in April 1997, which related to the Company's acquisition of Dura-line in 1988. Excluding the effects of SAR expenses in 1997 and 1996, operating income in

1997 would have increased $12.4 million to $29.1 million from $16.7 million in 1996. This increase in operating income (excluding the SAR expenses) was due to the acquisitions described above, which added $14.6 million in operating income. Partially offsetting this increase was an increase in management fees -- due to the new acquisitions, the addition of shared general, administrative and overhead expenses of Jordan Industries, and the Company's corporate expenses (see Item 13 "Certain Relationships and Related Transactions").

Operating margins in 1997 decreased to 5% from 10% in 1996. Excluding the SAR expenses, operating margins would have declined to 11.3% in 1997 from 12.6% in 1996. This decline is attributable to the increase in management fees -- due to the new acquisitions, the addition of shared general, administrative and overhead expenses of Jordan Industries, and the Company's corporate expenses. In addition, the Company also incurred underabsorbed overhead relating to its new China and Mexico facilities, international market development costs not incurred in 1996, and lower operating margins at AIM.

Operating income in 1996 decreased $1.6 million, or 11%, to $13.3 million from $14.9 million in 1995. The decrease is primarily attributable to the increase in SAR expense of $2.3 million, which relates to the Company's acquisition of AIM in 1989, and costs associated with the Company's development of new overseas markets and its new facilities in Mexico and China. Partially offsetting the decrease were the 1996 acquisitions, which contributed $4.6 million to operating income in 1996, and higher cable conduit product sales in Europe, which contributed $1.9 million to operating income in 1996. Excluding AIM's SAR expense, operating income would have increased $0.8 million in 1996, or 5%, from 1995.

Operating margins in 1996 decreased to 10% from 15% in 1995 due to the increase in SAR expenses, lower operating margins of the acquired businesses, which averaged 11% due to certain purchase accounting adjustments, and the underabsorbed costs associated with the Company's development of new overseas markets and its new facilities in Mexico and China.

Interest expense in 1997 increased $13.9 million to $25.8 million from $11.8 million in 1996, reflecting higher interest costs relating to the financing of new acquisitions and the Company's July 1997 debt and equity offerings.

The Company had an income tax benefit in 1997 of $1.7 million compared to a provision of $3.6 million in 1996 due to an increase in deferred tax assets generated by an increase in book over tax depreciation and amortization and US net operating loss carryforwards. For information concerning the provision for income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 10 of the Notes to the Consolidated Financial Statements.

Infrastructure Products and Equipment Segment

Net sales in 1997 increased $64.6 million, or 86%, to $139.8 million from $75.2 million in 1996. The acquisitions of Viewsonics, Northern and EEI accounted for approximately 61% of the increase. The balance is accounted for by higher net sales of cable conduit, particularly international sales, due to the Company's new manufacturing facilities in China and Mexico.

Net sales in 1996 decreased $0.8 million, or 1%, to $75.2 million from $76.0 million in 1995 due to lower sales of cable conduit products, which were partly offset by the acquisition of Viewsonics.

Operating income in 1997 increased $11.2 million, or 145%, to $18.9 million from $7.7 million in 1996. The acquisitions of Northern and Viewsonics, which were not owned a full year in 1996, and EEI, which was acquired in September 1997, account for the majority of the increase.

Operating income in 1996 decreased $3.8 million, or 33%, to $7.7 million from $11.5 million in 1995. This decrease was due primarily to lower cable conduit sales in the United States, the start-up of new cable conduit manufacturing facilities in China and Mexico and international market development costs not incurred in 1995. These decreases were partially offset by higher operating income of $1.9 million from higher cable conduit sales in Europe ($6.7 million increase to operating income at Dura-Line's Czech Republic subsidiary, offset by a $4.8 million decrease to operating income at Dura-Line's United Kingdom subsidiary). In addition, this segment recorded a purchase accounting adjustment for the inventories acquired in its acquisition of Viewsonics, which reduced operating profits by $1.9 million in 1996.

Electronic Connectors and Components Segment

Net sales in 1997 increased $4.7 million, or 12%, to $45.0 million from $40.3 million in 1996. The majority of the increase is due to the acquisition of Vitelec, which was not owned for full year in 1996 and higher net sales from Johnson, which was acquired in January 1996. These increases were partly offset by lower sales from AIM.

Net sales in 1996 increased $19.4 million, or 93%, to $40.3 million from $20.9 million in 1995 due to the acquisitions of Johnson and Vitelec.

Operating income in 1997 decreased $0.5 million, or 5%, to $10.0 million from $10.5 million in 1996. This decrease was due to additional operating income of $0.9 million from the acquisitions of Johnson and Vitelec, which were not owned a full year in 1996, offset by a $1.4 million decrease in operating income from AIM. Lower domestic sales and lower gross profits negatively impacted AIM's operating income in 1997.

Operating income in 1996 increased $4.6 million, or 78%, to $10.5 million from $5.9 million in 1995 due to the acquisitions of Johnson and Vitelec.

Custom Cable Assemblies and Specialty Wire and Cable Segment

Net sales in 1997 increased $54.6 million to $72.2 million from $17.5 million in 1996 due to the acquisitions of Diversified and Bond, which were not owned for the full year in 1996, and LoDan and TSI, which were acquired in 1997.

Net sales in 1996 were $17.5 million due to the acquisition of Diversified, Bond and LoDan, which were not owned in 1995.

Operating income in 1997 increased $4.5 million to $5.3 million from $.8 million in 1996. The acquisition of Bond and Diversified, which were not owned a full year in 1996, and LoDan and TSI, which were acquired at the end of May 1997 and October 1997, respectively, account for the increase.

Operating income in 1996 was $0.8 million due to the acquisitions discussed above.

Liquidity and Capital Resources

In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion. The Company expects to satisfy its liquidity requirements through a combination of funds generated from operating activities and the funds available under its revolving line-of-credit agreement.

Operating activities. Net cash used in operating activities for the year ended December 31, 1997 was $1.3 million, compared to $6.3 million provided from operating activities during the same period in 1996. The increase in cash requirements was primarily the result of SAR expense relating to the Company's acquisition of Dura-Line. In addition, the Company required higher working capital to support its sales growth.

Investing activities. Capital expenditures were $3.3 million more for the year ended December 31, 1997 than for the comparable period in 1996. The majority of the expenditures have been made in the Infrastructure Products and Equipment segment where the Company continues to pursue an aggressive international expansion into the Czech Republic, China, Mexico, India, Malaysia and Spain. The Company expects its capital investment in these countries to be substantially complete in 1997 and, as a result, total capital expenditures are expected to be 15 to 25 percent lower in 1998.

Acquisitions prior to July 25, 1997 were financed through proceeds borrowed from Jordan Industries. The Company plans to fund future acquisitions through its revolving line-of-credit agreement. In addition, under the terms of its long-term debt, the Company is able to make restrictive investments of up to $40.0 million.

Financing activities. 	The Company's annual cash interest expense on
the Senior Notes, which are due 2007, is approximately $18.8 million. Interest on the Senior Notes is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 1998. Cash interest on the Discount Notes, which are due 2007, is payable semi-annual beginning February 1, 2001. Dividends on the Company's Senior Preferred Stock accrue quarterly each February 1, May 1, August 1, and November 1. Dividends may be paid, at the Company's option, in cash or additional shares of Senior Preferred Stock until August 1, 2002. The Company's credit agreement currently prohibits the Company from paying cash dividends on the Senior Preferred Stock.

The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $110.0 million to fund acquisitions and provide working capital and for other general corporate purposes. The Credit Agreement provides for a revolving line of credit of $110.0 million over a term of five years and the agreement is secured by a first priority security interest in substantially all of the Company's assets, including a pledge of all of the stock of the Company's subsidiaries. Payments of principal and interest on amounts borrowed under the Credit Agreement are guaranteed by the Company's subsidiaries. As of March 30, 1998, the Company has approximately $21 million of available funds under this Agreement.

Funding requirements during fiscal 1998 include an additional purchase price payment of approximately $1.4 million, relating to the acquisition of Viewsonics in 1996, which was paid in January 1998; the Company's agreement to repurchase for $1.9 million the preferred stock of Dura-Line, held by its previous owner, which was paid in March 1998; and deferred SAR payments to previous owners of AIM and Dura-Line of $3.4 million and $1.0 million, respectively, in March and May of 1998. Also, see Note 12 of the Consolidated Company's Financial Statements.

The Company expects its principal sources of liquidity to be from its operating activities and funding from the revolving line-of-credit agreement. The Company further expects that these sources will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest, taxes, debt repayment, and future acquisitions for at least the next 12 months.


Year 2000

In July 1996, the Emerging Issues Task Force of the Financial
Accounting Standards Board reached a consensus on Issue 96-14, Accounting for the Costs Associated with Modifying Computer Software for the Year 2000, which provides that costs associated with modifying computer software for the Year 2000 be expensed as incurred. The Company is assessing the extent of the necessary modifications to its computer software.

The Company is in the process of conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations. Management has not yet assessed the Year 2000 compliance expense and related potential affect on the Company's earnings.


Foreign Currency Impact

The Company does not currently hedge its foreign currency exposure.
The Company's exposure to decreases in the value of foreign currency is protected by its investment in manufacturing facilities overseas whose costs, including labor and raw materials, are also denominated in local currency. Decreases in the value of foreign currencies relative to the U.S. dollar have not resulted in significant losses from foreign currency translation. However, there can be no assurance that foreign currency fluctuations in the future would not have an adverse effect on the Company's business, financial condition and results of operations.


Seasonality and Inflation

The results of the Company's infrastructure products and equipment business segment are adversely affected by winter in certain of the geographic markets in which it operates. The effects of seasonality have been mitigated by the substantial growth in net sales from period to period due to the Company's acquisitions.

The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.



               ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK



Not applicable.

                           ITEM 8.  FINANCIAL STATEMENTS


                                                   											PAGE NO.


	Reports of Independent Auditors	                          				   25


	Consolidated Balance Sheets as of
	December 31, 1997 and 1996						                                 28


	Consolidated Statements of Operations
	for the years ended December 31, 1997, 1996 and
	1995										                                                   29


	Consolidated Statements of Changes in
	Shareholders' Equity (Net Capital Deficiency) for
	the years ended December 31, 1997, 1996 and 1995		               30


	Consolidated Statements of Cash Flows for
	the years ended December 31, 1997, 1996 and 1995		               31


	Notes to Consolidated Financial Statements			                    32

                        Report of Independent Auditors




The Board of Directors and Shareholders
Jordan Telecommunication Products, Inc.


We have audited the accompanying consolidated balance sheets of Jordan Telecommunication Products, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. We did not audit the financial statements of certain subsidiaries whose statements reflect total assets constituting 15% and 35% as of December 31, 1997 and 1996, respectively, and net sales constituting 21% and 13% for the years ended December 31, 1997 and 1996, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for these subsidiaries, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jordan Telecommunication Products, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                Ernst & Young LLP
                                             /s/ERNST & YOUNG LLP

Chicago, Illinois
February 20, 1998

                          Independent Auditors' Report




Board of Directors
Diversified Wire & Cable, Inc.
Troy, Michigan


We have audited the balance sheets of Diversified Wire & Cable, Inc. as of December 31, 1997 and 1996 and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1997 and for the period June 25, 1996 (Commencement of Operations) through December 31, 1996, respectively (not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Diversified Wire & Cable, Inc. as of December 31, 1997 and 1996, and the results of its operations, the changes in stockholders' equity and its cash flows for the year ended December 31, 1997 and for the period June 25, 1996 through December 31, 1996, respectively, in conformity with generally accepted accounting principles.





                                          Mellen, Smith & Pivoz, P.C.
                                       /S/MELLEN, SMITH & PIVOZ, P.C.

Bingham Farms, Michigan
January 22, 1998

                         Independent Auditors' Report


To the Board of Directors and Stockholders
Northern Technologies Holdings, Inc.
Deerfield, Illinois



We have audited the consolidated balance sheet of Northern Technologies Holdings, Inc. as of December 31, 1997 and the related consolidated statements of income, stockholder's equity, and cash flows for the year then ended (not separately presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Technologies Holdings, Inc. as of December 31, 1997, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.




                                             McFarland & Alton P.S.
                                          /S/MCFARLAND & ALTON P.S.

Spokane, Washington
January 21, 1998

                       JORDAN TELECOMMUNICATION PRODUCTS, INC.

                             CONSOLIDATED BALANCE SHEETS
                            (DOLLAR AMOUNTS IN THOUSANDS)


                                                        December 31,
                                                    1997           1996

ASSETS
Current Assets:
  Cash and cash equivalents                         $ 8,988       $  6,385
  Restricted Cash                                       -0-            708
  Accounts receivable, net of allowance of
      $867 in 1997 and $501 in 1996                  48,733         30,255
  Inventories                                        41,815         25,750
  Prepaid expenses and other current assets           2,956          4,830
          Total Current Assets                      102,492         67,928

  Property, plant, and equipment, net                35,332         29,046
  Goodwill, net                                     166,098         71,097
  Deferred financing costs, net                       9,781            -0-
  Deferred income taxes                               6,000            438
  Other assets, net                                  14,811         11,137

Total Assets                                       $334,514       $179,646

LIABILITIES AND SHAREHOLDERS' EQUITY (NET
  CAPITAL DEFICIENCY)
Current Liabilities:
  Accounts payable                                 $ 18,803       $ 16,799
  Accrued interest payable                            8,236            -0-
  Accrued expenses and other current liabilities     22,290          9,941
  Due to affiliated company                           2,531          6,794
  Short-term notes payable                              641            -0-
  Current portion of long-term debt                   1,197          1,855
          Total Current Liabilities                  53,698         35,389

  Line of credit                                     68,000            -0-
  Other long-term debt                              290,830          5,806
  Notes payable to affiliated company                   -0-        141,380
  Other non-current liabilities                       5,179          4,845
  Minority interest                                   3,376          1,730
  7% Dura-Line cumulative preferred stock at
   liquidation value; 187.5 shares issued and
   outstanding (Note 12)                                -0-          1,875
  13.25% Senior Preferred Stock at liquidation
   value; 25,889.3836 shares issued and outstanding
   at December 31, 1997 (none at December 31, 1996)  26,413            -0-
  Junior Preferred Stock at liquidation value;
   2,000 shares issued and outstanding at December
   31, 1997 (none at December 31, 1996)              17,077            -0-
  Shareholders' Equity (Net Capital Deficiency):
  Common Stock ($0.01 par value); 1,000,000
   shares authorized; 994,639 shares issued
   and outstanding at December 31, 1997
   (none at December 31, 1996)                           10           -0-
  Additional paid-in capital                          1,982           -0-
   Notes receivable from shareholders                  (877)          -0-
     Cumulative foreign currency translation           (488)          221
     Retained earnings (Accumulated deficit)       (130,686)      (11,600)
          Total Shareholders' Equity (Net
           Capital Deficiency)                     (130,059)      (11,379)

  Total Liabilities and Shareholders' Equity
     (Net Capital Deficiency)                      $334,514      $179,646



See accompanying notes to consolidated financial statements.

                      JORDAN TELECOMMUNICATION PRODUCTS, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLAR AMOUNTS IN THOUSANDS)


                                              Year Ended December 31,

                                            1997        1996       1995

Net sales                                  $257,010    $132,999   $96,969
Cost of sales, excluding depreciation       163,926      82,870    61,601
Selling, general, and administrative
 expenses                                    48,143      23,446    12,411
Depreciation                                  5,451       4,071     2,621
Amortization of goodwill and other
 intangibles                                  5,487       2,571     2,484
Stock appreciation rights expense            15,871       3,411     1,097
Management fees and other                     4,874       3,307     1,869
     Operating income                        13,258      13,323    14,886
Other (income) and expense:
Interest expense                             25,749      11,826     6,555
Interest income                                (486)       (152)     (156)
Other                                            (5)         31       -0-
     Total other expenses                    25,258      11,705     6,399

Income (loss) before income taxes, minority
  Interest and extraordinary item           (12,000)      1,618     8,487
Provision (benefit) for income taxes         (1,676)      3,647     4,062
Income (loss) before minority interest and
  Extraordinary item                        (10,324)     (2,029)    4,425
Minority interest                               543         548       419

Income (loss) before extraordinary item     (10,867)     (2,577)    4,006
Extraordinary item (Note 18)                   (479)         -0-      -0-

     Net income (loss)                      (11,346)    $(2,577)  $ 4,006







See accompanying notes to consolidated financial statements.

JORDAN TELECOMMUNICATION PRODUCTS, INC.

Consolidated Statements of Changes in Shareholders' Equity
 (Net Capital Deficiency)
Years ended December 31, 1997, 1996, and 1995
(DOLLAR AMOUNTS IN THOUSANDS)


                                         Notes    Cumulative  Retained
                 Common     Additional Receivable Foreign     Earnings
                 Stock      Paid-in     From      Currency   (Accumulated
             Shares Amount Capital Shareholders Translation Deficit) Total Equity of
Telecommunications
Companies at January 1,
1995          -0-    $-0-    $-0-      $-0-    $  (179)  $(14,984)  $(15,163)
Foreign currency
translation
adjustment    -0-     -0-     -0-       -0-        (14)        -0-       (14)
Dividends declared on
Dura-Line preferred
stock         -0-     -0-     -0-       -0-         -0-       (45)       (45)
Net income    -0-     -0-     -0-       -0-         -0-     4,006       4,006
Balance at December 31,
1995          -0-     -0-     -0-       -0-      (193)   (11,023)    (11,216)
Foreign currency
translation
adjustment    -0-     -0-     -0-       -0-        414        -0-         414
Issuance of subsidiary
common stock in
connection with their
acquisition
by Jordan     -0-     -0-     -0-       -0-       -0-     2,000        2,000

Net loss      -0-     -0-     -0-       -0-       -0-  (2,577)     (2,577)
Balance at December 31,
1996          -0-      -0-    -0-       -0-       221   (11,600)    (11,379)
Initial capitalization
of the Company on July
21, 1997
(Note 9)    959,639    10    1,910     (877)         -0-      -0-       1,043
Issuance of common stock
in connection with the
sale of the Senior
Preferred Stock Units on
July 25, 1997
(Note 9)     25,000    -0-      52      -0-          -0-     -0-           52
Cost incurred in
connection with the sale
of Preferred
Stock Units   -0-      -0-      -0-      -0-         -0-    (6,208)    (6,208)
Issuance of common stock
on July 25,
1997        10,000     -0-       20      -0-         -0-       -0-         20
Acquisition of the
Telecommunications
companies on July 25,
1997 (Note 1) -0-      -0-      -0-      -0-       -0-     (102,990) (102,990)
Foreign currency
translation
adjustment   -0-       -0-      -0-      -0-        (708)       -0-     (709)
Dividends
accrued on
Junior Preferred
Stock        -0-       -0-      -0-       -0-        -0-       2,923    2,923
Dividends declared on
Senior Preferred
Stock        -0-       -0-      -0-        -0-       -0-     (1,465)  (1,465)
Net loss     -0-       -0-      -0-        -0-       -0-    (11,346) (11,346)
Balance at December 31,
1997      994,639      $10     $1,982    $ (877)  $ (488) $(130,686)$(130,059)



See accompanying notes to consolidated financial statements

                JORDAN TELECOMMUNICATION PRODUCTS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (DOLLAR AMOUNTS IN THOUSANDS)


                                             Year Ended December 31,

                                           1997        1996        1995

Cash flows from operating activities:
Net income (loss)                          $(11,346)   $(2,577)   $4,006
Adjustments to reconcile net income (loss) to net
Cash provided by operating activities:
  Depreciation and amortization              10,938      6,642     5,105
  Deferred income taxes                      (5,952)    (1,188)     (538)
  Minority interest                           1,346        548       419
Amortization of deferred financing fees         422         -0-       -0-
  Non-cash interest on Senior Notes and Senior
     Subordinated Notes                      12,630         -0-       -0-
Changes in operating assets and liabilities
     (net of effects from acquisitions):
  Accounts receivable                       (10,337)      1,103    (3,182)
  Inventories                                (4,717)         54    (2,475)
  Prepaid expenses and other current assets    (634)       (943)     (156)
  Non-current assets                           (774)        287    (1,026)
  Accounts payable, accrued interest payable, and
  Accrued expenses and other                 (1,153)     (4,607)     4,559
  Non-current liabilities                     1,652       3,285      1,366
  Due to affiliated company                   6,594       3,668       (115)
  Other                                         -0-          41         (7)
  Net cash (used in) provided by
   operating activities                      (1,331)      6,313      7,956

Cash flows from investing activities:
  Capital expenditures                       (9,864)     (6,523)    (5,400)
  Purchase of Telecommunications Companies from
    Affiliated company                     (284,027)         -0-        -0-
  Acquisitions of subsidiaries             (110,153)         -0-        -0-
  Cash acquired in acquisitions of
   subsidiaries                               1,650        1,244        -0-
  Acquisition of Dura-Line common stock
    and other                                  (205)         -0-     (3,332)
  Net cash used in investing activities    (402,599)      (5,279)    (8,732)

Cash flows from financing activities:
  Proceeds from debt issuance               273,546          -0-         -0-
  Proceeds from issuance of Preferred Stock  45,000          -0-         -0-
  Proceeds from issuance of Common Stock      1,063          -0-         -0-
  Payment of financing costs                (16,093)         -0-         -0-
  Net borrowings from line of credit         68,000          -0-         -0-
  Borrowings under other long-term debt
   and capital lease agreements               8,515          857       1,466
  Repayment of long-term debt & capital
   leases                                    (2,713)      (1,698)     (1,427)
  Net borrowings from affiliated company     28,745        2,834       2,673
  Other                                         300          250         -0-
  Net cash provided by financing activities 406,363        2,243       2,712

Effect of exchange rate changes on cash         170          310         -0-

Net increase in cash and cash equivalents     2,603        3,587       1,936
Cash and cash equivalents at beginning of
 period                                       6,385        2,798         862
Cash and cash equivalents at end of period  $ 8,988       $6,385      $2,798

Cash paid during the period for:
 Interest on third party borrowings         $ 1,847       $1,198      $2,423
 Interest on Notes Payable to Affiliated
  Company                                   $10,241       $11,063     $6,235
  Income taxes                              $ 2,963       $ 2,103     $4,265
Non-cash investing activities:
 Capital leases                             $   246       $   686     $3,867
 Jordan acquisitions                        $   -0-       $92,334     $  -0-


See accompanying notes to consolidated financial statements.

                  JORDAN TELECOMMUNICATION PRODUCTS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (DOLLAR AMOUNTS IN THOUSANDS)


1. Formation of the Company and Acquisitions

Jordan Telecommunication Products, Inc. (the "Company") was formed on July 21, 1997 by its management, the stockholders of Jordan Industries, Inc. ("Jordan"), and certain of their affiliates in order to combine a group of companies that are focused on the manufacture and distribution of products for use in the rapidly growing telecommunications industry. In connection with its initial capitalization, the Company issued and sold 2,000 shares of Junior Preferred Stock to Jordan for $20,000 and 959,639 shares of Common Stock to the Company's management and certain stockholders of Jordan for approximately $1,920 (Note 9).

Concurrent with the consummation of a debt and equity offering on July 25, 1997 (Notes 8 and 9), JTP Industries, Inc., a wholly-owned subsidiary of the Company, acquired the Telecommunications Companies (comprised of Aim Electronics Corporation (Aim), Bond Holdings, Inc. and Subsidiaries (Bond), Cambridge Products Corporation (Cambridge), Diversified Wire & Cable, Inc. (Diversified), Dura-Line Corporation & Subsidiaries (Dura-Line), Johnson Components, Inc. (Johnson), Jordan Telecommunications Products Group, Inc. and Subsidiaries (JTPG), LoDan West, Inc. (LoDan), Northern Technologies Holdings, Inc. and Subsidiary (Northern), and Viewsonics, Inc. and Subsidiary (Viewsonics)) from Jordan for aggregate consideration of $284,027, plus the assumption of $10,000 of Telecommunications Companies' obligations at the date of the acquisition. The acquisition was financed with a portion of the net proceeds from the offering.

The Company and the Telecommunications Companies are under the common control of Jordan. The consolidated financial statements give retroactive effect to the acquisition of the Telecommunications Companies, which has been accounted for in a manner similar to the pooling-of-interests method. Accordingly, the net assets acquired from Jordan were recorded at Jordan's book value and the results of operations of the Company include the historical results of operations of the Telecommunications Companies from their respective dates of
acquisition by Jordan.   As a result of the acquisition, the Company
recorded a $102,990 charge to retained earnings in 1997. This amount represents the $284,027 of cash payments to Jordan, less $181,037 in Telecommunication Companies' liabilities owed to Jordan.

On May 30, 1997, Jordan purchased the assets of LoDan West, Inc. (LoDan). The purchase price of $17,000, including estimated costs incurred directly related to the transaction, was allocated to working capital of $5,066, property, plant and equipment of $783, noncompetition agreement of $250, noncurrent assets of $41, and resulted in an excess purchase price over net identifiable assets of $10,860. LoDan was one of the Telecommunications Companies that was subsequently acquired by the Company on July 25, 1997.

	On September 2, 1997, the Company purchased the assets of Engineered Endeavors, Inc. (EEI). The purchase price of $41,500, including estimated costs incurred directly related to the transaction, has been preliminarily allocated to working capital of $2,068, property, plant, and equipment of $799, noncompetition agreement of $2,500, noncurrent assets of $14, and resulted in an excess purchase price over net identifiable assets of $36,119. The acquisition was financed with $21,500 of cash and $20,000 of borrowings from the Company's line of credit.

On October 31, 1997, the Company, through its newly formed 70% owned subsidiary Telephone Services Holdings, Inc. (TSI), purchased the stock of Telephone Services, Inc. The purchase price of $53,303, including estimated costs incurred directly related to the transaction, has been preliminarily allocated to working capital of $3,864, property, plant and equipment of $1,528, non-compete agreement of $2,000, and noncurrent assets of $107, resulting in an excess purchase price over net identifiable assets of $ 45,804. The acquisition was financed with $48,000 of borrowings from the Company's revolving credit agreement and $5,000 of subordinated seller notes and the assumption of a $303 deferred purchase agreement.

Certain sellers of TSI are entitled to additional payments for their stock, contingent upon operating results as defined in the purchase agreement. The maximum contingent consideration to be paid is $4,000.

On January 23, 1996 Jordan purchased the net assets of Johnson.
The purchase price of $16,121, including cost incurred directly related to the transaction, was allocated to working capital of $1,616, property, plant and equipment of $4,660, and noncompete agreements of $1,050, and resulted in an excess purchase price over net identifiable assets of $8,795. The acquisition was financed with cash.

On June 25, 1996, Jordan purchased the stock of Diversified. The purchase price of $17,044, including estimated costs incurred directly related to the transaction, was allocated to working capital of $534, property, plant and equipment of $607, noncompete agreements of $500, other assets of $27, capital leases of $194, and resulted in an excess purchase price over net identifiable assets of $15,570. The acquisition was financed with cash and $1,500 subordinated seller note. Immediately after Diversified was purchased by Jordan, Diversified sold 1,250 shares of its common stock to the former owners and current members of Diversified management for $250.

Certain sellers of Diversified are entitled to additional payments for their stock, contingent upon operating results as defined in the purchase agreement. The maximum contingent consideration to be paid is $3,200.

On August 1, 1996, Jordan purchased the net assets of Viewsonics.
The purchase price of $15,000, including cost incurred directly related to the transaction, was allocated to working capital of $6,378, property, plant and equipment of $446, and resulted in an excess purchase price over net identifiable assets of $8,176. The acquisition was financed with cash.

The former owner of Viewsonics is entitled to additional payments for the net assets acquired by Jordan, contingent upon operating results as defined in the purchase agreement. The maximum contingent consideration to be paid is $5,000.

On August 5, 1996, Jordan purchased the stock of Vitelec through its wholly owned subsidiaries, JTPG and JTPGE. The purchase price of $14,040, including estimated costs incurred directly related to the transaction, was allocated to working capital of $962, property, plant and equipment of $1,054, and resulted in an excess purchase price over net identifiable assets of $12,024. The acquisition was financed with cash.

On September 20, 1996, Jordan purchased Bond Technologies Group.
The purchase price of $8,629, including cost incurred directly related to the transaction, was allocated to working capital of $2,099, property, plant and equipment of $902, noncompete agreements of $800, other assets of $54, debt assumed of $53, and resulted in an excess purchase price over net identifiable assets of $4,827. The acquisition was financed with cash.

The purchase price included cash balances that are restricted in their use. The restricted balances, which total $708 as of December 31, 1996, were held in an escrow account with instructions that the balances be paid to the previous owners of Bond's underlying companies at a predetermined date if certain earnings levels were achieved. This entire amount was paid to the sellers in 1997.

On December 31, 1996, Jordan purchased 100% of the stock of
Northern Technologies, Inc., through its wholly owned subsidiary, Northern. The purchase price of $21,500, including estimated costs incurred directly related to the transaction, was allocated to working capital of $5,082, property, plant and equipment of $887, noncompete agreements of $500, long-term assets of $234, long-term liabilities of $188, and resulted in an excess purchase price over net identifiable assets of $14,985. The acquisition was financed with cash.

Unaudited annual pro forma information with respect to the Company as if the 1997 acquisitions had occurred on January 1, 1997 and 1996, respectively, and as if the 1996 acquisitions had occurred on January 1, 1996 and January 1, 1995, respectively, are as follows:


                                                    (Unaudited)
                                               Year Ended December 31,

                                              1997      1996      1995
Net Sales                                   $317,608  $259,173  $178,678
Income (loss) before income taxes
 and  minority interest                       (8,946)    3,563    11,370
Net Income (loss)                             (9,514)      638     7,013

The accompanying consolidated financial statements include the accounts of Aim, Bond, Cambridge, Diversified, Dura-Line, EEI, Johnson, JTPG, LoDan, Northern, TSI, and Viewsonics. The Company has a 100% ownership interest in each of its direct and indirect subsidiaries, except for Diversified (87.5% owned), TSI (70% owned), and certain subsidiaries of Bond (51% - 80% owned).

See Note 17 on segment information for a description of the Company's business segments.

2.	Significant Accounting Policies

Principles of Consolidation

	The Company consolidates all majority-owned subsidiaries and limited partnerships where the Company is the general partner with a controlling interest. Investments in 20% to 50% owned affiliates are accounted for using the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to prior years' financial statements in order for them to conform to the 1997 presentation.

Use of Estimates

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

	All highly liquid debt instruments purchased with an initial maturity of three months or less are considered to be cash equivalents.

Inventories

	Inventories are stated at the lower of cost or market.
Inventories are primarily valued at either average or first in, first out ("FIFO") cost.

Depreciation and Amortization

Property, Plant, and Equipment

Depreciation and amortization of property, plant, and equipment is calculated using estimated useful lives, or over the lives of the underlying leases, if less, using straight-line or accelerated methods. The useful lives of plant and equipment for the purpose of computing book depreciation are as follows:

	Machinery and equipment 			3-10 years
	Buildings and improvements			7-35 years
	Furniture and fixtures				5-10 years

Goodwill

Goodwill is being amortized on the straight-line basis principally over 40 years. At December 31, 1997 and 1996, goodwill is net of accumulated amortization of $5,465 and $2,715, respectively.

Foreign Currency Translation

	In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," assets and liabilities of the

Company's foreign operations are translated from foreign currencies into U.S. dollars at year-end rates while income and expenses are translated at the weighted-average exchange rates for the year. Gains or losses resulting from the translations of foreign currency financial statements are deferred and classified as a separate component of shareholders' equity.

Income Taxes

	Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets arising from temporary differences and net operating losses will not be realized.

	The Company has not provided for income taxes on undistributed earnings of foreign subsidiaries to the extent that undistributed earnings are considered to be permanently reinvested.

Revenue Recognition

	Revenues are recognized when products are shipped to customers.

Risk and Uncertainties

	The Company operates in nine countries. In each country, the business is subject to varying degrees of risk and uncertainty. The Company insures its business and assets in each country against insurable risks in a manner that is deemed appropriate in the circumstances. Because of the diversity in its operations, the Company believes that the risk of loss from noninsurable events in their businesses in any one country would not have a material adverse effect on its operations as a whole.

	AIM, Viewsonics, and Bond are economically dependent on a limited number of suppliers, some of which are located in Asia. If these suppliers become unable to meet materials requirements, sales could be adversely affected. However, AIM, Viewsonics, and Bond management believe that sufficient inventory levels are maintained, and alternative sources of supply would be available, to prevent a materially adverse impact on the respective results of operations.

	Dura-Line's domestic employees represent approximately 42% of Dura-Line's total worldwide employment as of December 31, 1997. Approximately 34% of Dura-Line's domestic employees, or approximately 14% of Dura-Line's total employees, are subject to a collective bargaining agreement which expires 2000.

	Plastic resins are Dura-Line's principal raw materials. The price of plastic resins is subject to worldwide market forces of supply and demand. Prices can be volatile, and fluctuations can influence Dura-Line's financial results.

Long-Lived assets

Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, requires, among other things, that companies consider whether indicators of impairment of long-live assets held for use are present, that if such indicators are present the company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts, and if so, the company recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair value.

Accordingly, the Company evaluated the ongoing value of their property and equipment and other long-lived assets as of December 31, 1997. From this evaluation, the Company determined that there were no indications of impairment significant enough warrant recognition of an impairment loss, and as such, no impairment loss has been recognized for the year ended December 31, 1997.

Adoption of Statement 131

Effective January 1, 1997, the Company adopted the Financial
Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See Note 17.

Other Matters

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which becomes effective January 1, 1998. Comprehensive income and its components will be required to be presented for each year for which an income statement is presented. Components to be included in comprehensive income for the Company are expected to consist primarily of translation adjustments on investments in foreign subsidiaries.


3.	Inventories

	Inventories consist of:


                                                   December 31
                                                1997         1996

Raw Materials                                  $16,215     $10,738
Work in process                                  2,769       1,559
Finished goods                                  22,831      13,453
                                               $41,815     $25,750

4. Other Assets

 Customer lists, noncompete agreements, trade names, patents, trademarks, and supplier relations are amortized on the straight-line basis over their estimated useful lives, ranging from five to twenty years. At December 31, 1997 and 1996, these items are shown net of accumulated amortization of $24,638 and $21,484, respectively.

   Other assets consist of:

                                                  December 31
                                               1997           1996
 Customer lists                              $  1,278       $  1,478
 Noncompete agreements                          8,736          5,720
 Trade names, patents and trademarks            1,828          1,778
 Supplier relations                             1,038          1,129
 Other                                          1,931          1,032
                                              $14,811        $11,137


5.	Property, Plant, and Equipment

 Property, plant, and equipment, at cost, consists of:

                                                    December 31
                                                1997           1996
 Land                                         $   1,223     $   1,045
 Machinery and equipment                         40,825        31,447
 Buildings and improvements                      10,073         8,853
 Furniture and fixtures                           3,871         3,395
                                                 55,992        44,740
 Accumulated depreciation and
  amortization                                  (20,660)      (15,694)
                                                $35,332       $29,046

6.	Accrued Expenses and Other Current Liabilities

 Accrued liabilities consist of:

                                                     December 31
                                                   1997           1996
  Accrued vacation                                $   621         $  445
 Accrued TSI purchase price holdback                2,000            -0-
 Accrued income taxes                                 508          1,829
 Accrued commissions                                  768            356
 Accrued payroll and payroll taxes                  1,591          1,414
 Accrued stock appreciation rights (Note 12)        4,356          2,922
 Accrued Additional Purchase Price Payments
 (Note 12)                                          1,388            -0-
 Dura-Line Preferred Stock Redemption (Note 12)     1,875            -0-
 Advanced deposits                                  3,717            -0-
 Accrued other expenses                             5,466          2,975
                                                  $22,290         $9,941

7.	Line of Credit

On July 25, 1997, the Company entered into a revolving credit agreement with certain parties thereto, and BankBoston, N.A., as agent, under which the Company is able to borrow up to approximately $110,000 in the form of a revolving credit facility over a term of five years. Interest on borrowings is at BankBoston's base rate plus an applicable margin (9.50% at December 31, 1997), or, at the Company's option, the rate at which BankBoston's eurodollar lending office is offered dollar deposits (Eurodollar Rate) plus an applicable margin (8.47% at December 31, 1997). The credit agreement is secured by a first priority security interest in substantially all of the Company's assets, including a pledge of all of the stock of the Company's subsidiaries. The Company has $68,000 of outstanding borrowings and a $2,070 standby letter of credit under this credit agreement at December 31, 1997. The Company has $39,930 of additional borrowings available under the revolving credit agreement at December 31, 1997. Unused commitments are subject to an availability fee equal to 0.5% per annum.


8.	Other Long Term Debt

Other Long-term debt consists of:


                                                       December 31
                                                 1997                1996
Senior Notes (A)                               $188,576           $   -0-
Senior Subordinated Notes (A)                    89,365               -0-
Other notes payable (B)                          10,682             3,623
Capital lease obligations (C)                     3,404             4,038
Notes payable to affiliated company(D)              -0-           141,380
                                                292,027           149,041
Current portion                                  (1,197)           (1,855)
                                               $290,830          $147,186


(A)	On July 25, 1997, the Company issued and sold $190,000 principal amount of 9.875% Senior Notes due August 1, 2007 ("Senior Notes")
and $120,000 principal amount at maturity ($85,034 initial
accreted value) of 11.75% Senior Discount Notes due August 1,
2007 ("Senior Discount Notes").   The Senior Notes bear interest
at a rate of 9.875% per annum, payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing on February 1, 1998. The Senior Discount Notes will accrete at a rate of 11.75%, compounded semi-annually, to par by August 1, 2000. Commencing August 1, 2000, the Senior Discount Notes bear interest at a rate of 11.75% per annum, payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing on February 1, 2001.

The Senior Notes are redeemable for 104.9375% of the principal amount from August 1, 2002 to July 31, 2003, 102.4688% from August 1, 2003 to July 31, 2004, and 100% on or after August 1, 2004, plus any accrued and unpaid interest to the date of redemption.

The Senior Discount Notes are redeemable for 105.8750% of the accreted value from August 1, 2002 to July 31, 2003, 102.9375% from August 1, 2003 to July 31, 2004, and 100% on or after August 1, 2004, plus any accrued and unpaid interest from August 1, 2000 to the redemption date, if such redemption occurs after August 1, 2000.

The indentures governing the Senior Notes and the Senior Discount Notes contain certain covenants which limit the Company's ability to (i) incur additional indebtedness; (ii) make restricted payments (including dividends); (iii) enter into certain transactions with affiliates; (iv) create certain liens; (v) sell certain assets; and (vi) merge, consolidate or sell substantially all of the Company's assets.

The fair value of the Senior Notes and Senior Discount Notes was $194,275 and $97,200, respectively, at December 31, 1997. The fair values were calculated by multiplying the face amount by the market prices of each security at December 31, 1997.

The Company incurred approximately $16,093 of costs related to the issuance and sale of the Senior Notes, Senior Discount Notes, and the Senior Preferred Stock Units (Note 9), $9,885 of which was allocated to deferred financing fees and $6,208 of which was allocated to stockholders' equity.

(B)	Dura-Line has $2,639 of notes payable due in monthly installments through 2002 and bearing interest at rates ranging from 6.0% to 17.0%. The notes are secured by equipment.

 Diversified has $1,500 of unsecured notes payable to the sellers. The notes bear interest at 8% per annum. One-half of the principal is due in 2003 with the remaining one-half due in 2004.

 LoDan has a $1,500 unsecured note payable to an officer of LoDan. The note bears interest at 8% per annum and is due in 1999.

 TSI has $5,000 of unsecured notes payable to the sellers, one of which is an officer of TSI. The note bears interest at 8% per annum and are due in 2003.

 Diversified has $43 of notes payable due in monthly installments through 2000 and bearing interest at rates ranging from 9.0% to 9.9%. The notes are secured by equipment.

(C)	Interest rates on capital leases range from 7.75% to 10.8% and mature in installments through 2001. Leases are secured by the underlying assets.

 Future minimum lease payments as of December 31, 1997 under capital leases consist of the following:

 1998                              $ 1,215
 1999                                1,148
 2000                                1,577
 2001                                  149
 2002                                   22
                                   $ 4,111

Amount representing interest           (707)
 Present value of future minimum
 lease payments                     $ 3,404

The present value of the future minimum lease payments approximates the book value of property, plant, and equipment under capital leases at December 31, 1997.

(D)	The Telecommunications Companies maintained notes payable to
Jordan. The notes were interest bearing at rates ranging from 10% to 14.5%, were due upon demand, and were secured by all the assets of the respective entities. At December 31, 1996, these notes were classified as long-term, as it was Jordan's intention not to demand payment on these notes prior to January 1, 1998. Concurrent with the Company's acquisition of the Telecommunications Companies from Jordan on July 25, 1997, these notes were repaid using a portion of the proceeds from the Offerings.


Aggregate maturities of other long-term debt at December 31, 1997 are as follows:

 1998                $    1,197
 1999                     3,893
 2000                     1,662
 2001                       388
 2002                       135
 Thereafter             316,803
                       $324,078


Interest expense includes amortization of deferred financing costs of $422, $0, and $0, for 1997, 1996, and 1995, respectively.


9.	Capital Stock

Common Stock

In connection with its initial capitalization on July 21, 1997, the Company issued and sold 959,639 shares of Common Stock to its management and certain stockholders of Jordan for approximately $1,920. On July 25, 1997, the Company issued and sold 35,000 shares of Common Stock for approximately $72, 25,000 shares of which were issued and sold as part of the sale of preferred stock units described below.

Senior Preferred Stock

The Company has authorized for issuance 1,000,000 shares of Preferred Stock, of which the Senior Preferred Stock described below constitute a series.

On July 25, 1997, the Company issued and sold twenty-five thousand units, each consisting of (i) $1 aggregate liquidation preference of 13.25% Senior Exchangeable Preferred Stock due August 1, 2009 ("Senior Preferred Stock"), and (ii) one share of Common Stock.

Holders of the Senior Preferred Stock are entitled to receive dividends at a rate of 13.25% per annum of the liquidation preference. All dividends are cumulative, whether or not earned or declared, and are payable on February 1, May 1, August 1, and November 1 of each year. On or before August 1, 2002, the Company may, at its option, pay dividends in cash or in additional shares of Senior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After August 1, 2002, dividends may be paid only in cash. On November 1, 1997, the Company issued 889.3836 of additional shares of Senior Preferred Stock, as payment of dividends through that date.

On February 1, 1998, the Company issued 864,6345 of additional shares of Senior Preferred Stock as payment of dividends from November 1, 1997 through this date.

The fair value of the Senior Preferred Stock was $31,067 at December 31, 1997. The fair value was calculated by multiplying the shares outstanding by the market price per share at December 31, 1997.

	The Senior Preferred Stock has no voting rights and is mandatorily redeemable on August 1, 2009.


Junior Preferred Stock

In connection with its initial capitalization on July 21, 1997, the Company issued and sold 2,000 shares of Junior Preferred Stock to Jordan for $20,000. Jordan, as the holder of the Junior Preferred Stock, is entitled to vote on each matter which the stockholders are entitled to vote, including the election of directors, voting together with the Common Stock as a single class. The holders of Junior Preferred Stock are entitled to 9,500 votes for each share held and, therefore, hold approximately 95% of the combined voting power of the Common Stock and Junior Preferred Stock at December 31, 1997.

The Junior Preferred Stock has a liquidation value, in the aggregate, equal to the sum of (i) $20,000; plus (ii)(A) for the period from the date of issuance to August 1, 2002, plus or minus 95% of the cumulative net income (loss) of the Company for such period and (B) for the period subsequent to August 1, 2002, the amount of any preferred dividends thereon not paid on any dividend payment date, whether or not declared, which shall be added to the liquidation value at such dividend payment date. Commencing on the earlier of August 1, 2002 or the Early Redemption Date, as defined, holders of the Junior Preferred Stock will be entitled to receive dividends at 10% per annum of the liquidation value per share. All dividends are cumulative, whether or not earned or declared, and are payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year following the date dividends commence accruing. Through December 31, 1997, $2,923 of dividends were accrued on the Junior Preferred Stock, representing 95% of the Company's net loss from July 21, 1997 to December 31, 1997, which has reduced the liquidation value of the Junior Preferred Stock.

The Junior Preferred Stock is mandatorily redeemable on August 1,
2002. Certain events, including the redemption of the Junior Preferred Stock, could result in a change in control of the Company. Management cannot determine the accounting impact of a change in control resulting from the redemption of the Junior Preferred Stock until the form of the transaction(s) resulting in the redemption are known.


10.	Income Taxes

 Income (loss) before income taxes and minority interest consists of the following:


                                          Year Ended December 31
                                        1997         1996        1995
 From U.S. operations                 $(13,809)     $1,513      $9,003
 From foreign operations                 1,330        (516)        105
 Total income before income taxes and
 minority interest                    $(12,479)     $1,618      $8,487


The provision benefit for income taxes consists of the following:

                                         Year Ended December 31
                                        1997        1996         1995
 Current:
      Federal                          $   -0-      $2,374      $3,744
      Foreign                            2,302       2,311         654
      State and local                      167         150         202
                                         2,469       4,835       4,600
 Deferred
      Federal                           (3,990)     (1,100)       (500)
      Foreign                              -0-         -0-         -0-
      State and local                     (155)        (88)        (38)
                                        (4,145)     (1,188)       (538)
 Total provision benefit for income
 taxes                                 $(1,676)     $3,647      $4,062

 Deferred income taxes consist of the following:

                                                         December 31
                                                     1997            1996
 Deferred tax liabilities:
  Tax over book depreciation and amortization      $2,345         $1,689
   Equity investment in Dura-Line (Israel) Ltd.       114             86
   Other                                                9            164
                                                    2,468          1,939
 Deferred tax assets:
   Accrued stock appreciation rights                3,772          2,273
   U.S. net operating loss carryforwards            7,137          3,748
   Foreign net operating loss carryforwards         3,582            224
   Inventory reserves                                 393            -0-
   Uniform capitalization of inventory                240            187
   Book over tax depreciation and amortization      5,564            659
   Accrued vacation                                   275            179
   Accrued warranties                                 -0-            138
   Accrued employee benefits                          206            -0-
   Foreign currency translation adjustment            594            -0-
   Other                                              422            209
                                                   22,185          7,617
 Valuation allowance for deferred tax assets      (13,717)        (3,903)
 Net deferred tax assets                         $  6,000         $1,775

The increase in the valuation allowance during 1997 and 1996 was $9,814 and $738, respectively.

The Company is included in the consolidated federal income tax return of Jordan, but has computed its provision for income taxes on a separate return basis in accordance with Statement of Financial Accounting Standards No. 109. A tax-sharing agreement exists between the Company and Jordan under which the Company receives benefit for net operating losses against taxable income of profitable entities included in the consolidated tax group. At December 31, 1997, the Company has U.S. net operating loss carryforwards under the tax-sharing agreement of $10,849. The U.S. net operating loss carryforwards expire in various years from 2005 to 2011. Total foreign net operating losses are $6,270, $485 of which expire in 2005, $2,085 of which expire in 2007, and $3,700 of which can be carried forward indefinitely.

The provision (benefit) for income taxes differs from the amount of income tax provision computed by applying the United States federal income tax rate to income before income taxes and minority interest. A reconciliation of the differences is as follows:


                                            Year Ended December 31
                                          1997        1996        1995
 Computed statutory tax
  provision (benefit)                    $(4,240)    $  550       $2,886
 Increase (decrease) resulting from:
  Nondeductible depreciation and
   Amortization                              554        109           88
  Higher effective income taxes of
   other countries                           462        448           66
  State and local taxes                     (534)        96          302
  Foreign subsidiary losses without a
   current-year tax benefit                1,906      1,630          811
  U.S. losses without a current-year
   tax benefit                               524        527           72
  Foreign tax holiday                       (517)       -0-          -0-
  Single business tax                         85        -0-          -0-
  Adjustments to prior-year tax
   Liabilities                               -0-        400          -0-
   Other, net                                 84       (113)        (163)

 Provision (benefit) for income taxes    $(1,676)    $3,647       $4,062


11.	Related Party Transactions

Prior to the formation of the Company, the Telecommunications
Companies were subsidiaries of, and therefore financed and managed by, Jordan. Jordan financed the Company pursuant to intercompany advances and notes (the "Intercompany Notes") which were used largely to finance the acquisition of the Telecommunications Companies and their businesses. The Telecommunications Companies paid Jordan approximately $10.2 million, $11.1 million and $6.2 million in interest under the Intercompany Notes for the years ended December 31, 1997, 1996 and 1995, respectively. Concurrent with the consummation of the July 1997 debt and equity offerings (the "Offerings"), the Intercompany Notes were repaid by the Telecommunication Companies.

Prior to the consummation of the Offerings, the Telecommunications Companies, as subsidiaries of Jordan, were charged by Jordan (i) annual consulting fees, payable quarterly, equal to 3.0% of the Company's cash flow (which were $1.7 million, $2.2 million and $1.4 million for the years ended December 31, 1997, 1996 and 1995, respectively); (ii) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions or sales involving the Company or any of its subsidiaries or their respective businesses or properties and financial advisory fees of up to 1.0% of any debt, equity or other financing, in each case, arranged with the assistance of The Jordan Company (which were $0.7, $2.0 and $0 million for the years ended December 31, 1997, 1996 and 1995, respectively); and (iii) reimbursement for The Jordan Company's out-of-pocket costs incurred and indemnities in connection with providing such services. In connection with the acquisition of Northern and LoDan the Company paid to The Jordan Company an investment banking fee of $0.7 million following the consummation of the Offerings. Concurrent with the consummation of the Offerings, all management, consulting, investment banking, sponsorship, financial advisory and similar arrangements between the Company on the one hand and Jordan, TJC Management Corp. (an affiliate of The Jordan Company) and The Jordan Company on the other were terminated. In their place the Company entered into five new types of agreements and arrangements.

First, the Company and each of its subsidiaries (other than certain of the Bond and Dura-Line subsidiaries) entered into a new advisory agreement (the "New Subsidiary Advisory Agreement") with Jordan, pursuant to which the Company and its subsidiaries will pay to Jordan (i) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures, minority investments or sales involving the Company and its subsidiaries or their respective businesses or properties, which the Company has accrued $1.9 million in connection with the acquisition of EEI and TSI in 1997; (ii) financial advisory fees of up to 1.0% of any debt, equity or other financing or refinancing involving the Company or such subsidiary, in each case, arranged with the assistance of The Jordan Company or its affiliates (which were $4.1 million in 1997); and (iii) reimbursement for The Jordan Company's or Jordan's out-of-pocket costs in connection with providing such services. Each of the New Subsidiary Advisory Agreement and the New TJC Management Consulting Agreement will expire in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. In connection with the consummation of the Offerings and the Company's revolving credit agreement, the Company paid fees of approximately $4.1 million to Jordan pursuant to the New Subsidiary Advisory Agreement.

Second, the Company and each of its subsidiaries (other than certain of the Bond and Dura-Line subsidiaries) entered into a management consulting agreement (the "New Subsidiary Consulting Agreement"), pursuant to which they will pay to Jordan annual consulting fees of 1.0% of the Company's net sales for such services, payable quarterly, and will reimburse Jordan for its out-of-pocket costs related to its services. The New Subsidiary Consulting Agreement will expire in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Pursuant to the New Subsidiary Consulting Agreement, Jordan (but not Jordan's affiliates) will be obligated to present all acquisition, business and investment opportunities that relate to manufacturing, assembly, distribution or marketing of products and services in the telecommunications and data communications industries to the Company, and Jordan will not be permitted to pursue such opportunities or present them to third parties unless the Company determines not to pursue such opportunities or consents thereto. In accordance with this agreement, the Company paid $1.3 million for the year ended December 31, 1997.

Third, the Company and each of its subsidiaries (other than certain of the Bond and Dura-Line subsidiaries) and Jordan entered into a services agreement (the "JI Properties Services Agreement") with JI Properties, Inc. ("JI Properties"), a subsidiary of Jordan, pursuant to which JI Properties will provide certain real estate and other assets, transportation and related services to the Company. Pursuant to the JI Properties Services Agreement, the Company will be charged for its allocable portion of such services based upon its usage of such services and its relative revenues, as compared to Jordan and its other subsidiaries. In accordance with this agreement, such charges were $0.5 million for the year ended December 31, 1997. The JI Properties Services Agreement will expire in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

Fourth, Jordan determined to refine the allocation of its overhead, general and administrative charges and expense among Jordan and its subsidiaries, including the Company, in order to more closely match these overhead charges with the revenues and usage of corporate overhead by Jordan and its subsidiaries. Under this agreement, the Company's allocable portion of corporate expenses was $1.0 million for the year ended December 31, 1997 of which $0.3 million was paid in 1997.

Fifth, the Company and Jordan entered into the transition agreement (the "Transition Agreement") pursuant to which Jordan will provide office space and certain administrative and accounting services to the Company to facilitate the transition of the Company as a stand-alone company. The Company will reimburse Jordan for services provided pursuant to the Transition Agreement on an allocated cost basis. The Transition Agreement will expire on December 31, 1998, but is automatically renewed for successive one year periods (unless either party provides prior written notice of non-renewal) and may be terminated by the Company on 90 days' written notice.


12.	Dura-Line Preferred Stock, Stock Appreciation Rights (SAR) and
Additional Purchase Price Agreements

In 1997, Dura-Line entered into an agreement to purchase the former owners' interest in a SAR for $15,417, consisting of $9,438 in cash and deferred payments payable in five annual installments as follows:

            March 31, 1998            $   1,019
            March 31, 1999                1,101
            March 31, 2000                1,189
            March 31, 2001                1,284
            March 31, 2002                1,386

As such, at December 31, 1997 the Company has recorded $1,019 in accrued expenses and other current liabilities and $4,960 in other non-current liabilities. Dura-Line also agreed to purchase the former owners' shares of the 7% cumulative preferred stock of Dura-Line on March 9, 1998 at a price in cash equal to $1,875. The Company further agreed to pay the former shareholders of Dura-Line non-compete payments totaling $352 and a special bonus of approximately $454, determined based on a percentage of Dura-Line's gross profit during fiscal 1997.

In connection with the acquisitions of AIM and Cambridge in 1989, the sellers of these companies were granted stock appreciation rights. The formula used to value these rights is calculated by determining 20% of a multiple of average cash flow of these companies for the two years preceding the date when these rights are exercised, less the indebtedness of these companies. The seller passed away in 1996, and the seller's estate has exercised these rights. As of December 31, 1996, the Company had a total amount of $6,260 accrued under these rights agreements. In 1997, the Company entered into an agreement to purchase and redeem the Estate's and Decedent's interest in the SAR for $3,111 in cash and a deferred payment, including interest at 9% per annum, of $3,391 payable on May 2, 1998. As such, the remaining portion of the liability, plus interest, of $3,337 is included in accrued expenses and other current liabilities at December 31, 1997.

The Company has a Contingent Purchase Price Payment Plan relating to its acquisition of Viewsonics in 1996. The plan is based on Viewsonics achieving certain earnings before interest and taxes and can pay a minimum of $0 and a maximum of $2,000 for the year ended July 31, 1997 and $3,000 for the year ending July 31, 1998. As of December 31, 1997 the Company recorded a liability and an increase to goodwill of $1,388 for the plan year ended July 31, 1997. No amounts have been accrued for the plan year ending July 31, 1998. The Company also has an agreement to make an additional purchase price payment of up to a maximum of $4.0 million, if certain earnings projections are met, to the previous owners of TSI on or before March 1, 1999.


13.	Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company deposits cash and cash equivalents with high-quality financial institutions, which are federally insured up to prescribed limits.

The Company closely monitors the credit quality of its customers and maintains allowances for potential credit losses which, historically, have not been significant and have been within the range of management's expectations. The Company generally does not require collateral or other security on trade receivables.

14.	Financial Instruments

The Company's financial instruments include cash equivalents, trade accounts receivable, accounts payable, accrued expenses, the Senior Notes, the Senior Discount Notes, the line of credit, and notes payable to Jordan. The fair values of all financial instruments, except for the Senior Notes and Senior Discount Notes (Note 8), were not materially different from their carrying values at December 31, 1997 and 1996.

15.	Operating Leases

Certain land, buildings, and equipment are leased under noncancelable operating leases. Certain leases for facilities contain renewal options, require additional payments for maintenance charges, and are subject to periodic escalation charges.

Total minimum rental commitments under noncancelable operating leases at December 31, 1997 are:


         1998              $ 3,833
         1999                3,077
         2000                2,625
         2001                2,173
         2002                1,834
         Thereafter         10,476
                           $24,018

Northern rents its current facility from a partnership in which an officer in Northern is a partner. The lease calls for annual rental payments of approximately $9 through 2002, with annual 5% increases effective each January.

EEI rents its current facility from a company that is owned by EEI's President and Chief Executive Officer. The lease calls for annual rental payments of approximately $295 through December 2004.

Total rental expense amounted to $2,642, $879, and $399 in 1997, 1996, and 1995 respectively.

16.	Benefit Plan

 Certain of the Company's subsidiaries participate in the Jordan Industries, Inc. 401(k) Savings Plan (401(k) Plan), a defined-contribution benefit plan for salaried and hourly employees. In order to participate in the 401(k) Plan, employees must be at least 21 years old and have worked at least 1,000 hours during the first 12 months of employment. Each eligible employee may contribute from 1% to 15% of their before-tax wages into the 401(k) Plan. The Company made matching contributions of $370, $96, and $32 in 1997, 1996, and 1995, respectively.

17.	Segment Data

Description of Segments
The Company operates in three business segments: infrastructure products and equipment, custom cable assemblies and specialty wire and cable, and electronic connectors and components.

The businesses in the infrastructure products and equipment segment provide products and services for the construction, expansion and maintenance of the "outside plant" portion of the telecommunications infrastructure. The products cover a broad range of applications including fiber optic and coaxial cable conduit, power conditioning systems, CATV components and transmitters, and antenna support systems used by wire-line and wireless telecommunications, CATV, cellular telephone and Personal Communications Systems (PCS) providers.

Through the businesses in the electronic connector and component segment, the Company designs, manufactures and distributes worldwide, a broad range of electronic connectors, including radio frequency (RF) and coaxial connectors, plugs, adapters, and electronic hardware, as well as electronic network and security components. These products are used in telecommunications, data communications, and other OEM applications that require miniaturization and high frequency ranges, such as wireless telecommunications.

Through the businesses in the custom cable assemblies and specialty wire and cable segment, the Company designs, engineers and manufacturers custom cable assemblies for internetworking suppliers, OEMs and RBOCs for use primarily in the data communications and telecommunications industries. The Company also is a broad line provider and value-added reseller of wire and cable and custom cable assemblies for Local Area Networks (LANs) and other commercial networking applications.

Measurement of Segment Profit or Loss and Segment Assets

The Company evaluates performance and allocates resources based on operating income before management fees. The accounting policies of the reportable segments are the same as those described in Note 2, "Significant Accounting Policies." Intrasegment sales exist between AIM and Cambridge and are accounted for at prices comparable to unaffiliated customer sales. These sales are eliminated in consolidation and are not presented in segment disclosures. No single customer accounts for 10% or more of consolidated net sales. Identifiable assets are those used by each segment in its operations. Corporate assets consist primarily of cash and deferred financing fees.

Factors Used to Identify the Enterprise's Reportable Segments

The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

Summary financial information by business segment is as follows:

                                                Year Ended December 31
                                            1997        1996         1995
Net Sales
Infrastructure Products and Equipment     $139,789    $ 75,179    $76,033
Electronic Connectors and Components        45,041      40,275     20,936
Custom Cable Assemblies and Specialty
 Wire & Cable                               72,180      17,545        -0-
                                          $257,010    $132,999    $96,969
Operating Income
Infrastructure Products and Equipment     $ 18,914    $  7,650    $11,504
Electronic Connectors and Components        10,040      10,484      5,878
Custom Cable Assemblies and Specialty
 Wire & Cable                                5,279         824        -0-
Unallocated amounts:
Stock appreciation rights expense          (15,871)     (3,411)    (1,097)
Management fees                             (2,964)     (2,224)    (1,399)
Corporate Expenses                          (2,140)         -0-        -0-
Total Operating Income                     $13,258       13,323     14,886
Interest expense                           (25,749)     (11,826)    (6,555)
Interest income                                486          152        156
Other income (expense)                           5          (31)       -0-
Income (loss) before income taxes, minority interest and
extraordinary item                        $(12,000)    $  1,618   $ 8,487

Identifiable assets
Infrastructure Products and Equipment     $151,165     $ 89,984   $44,378
Electronic Connectors and Components        52,118       54,872    18,370
Custom Cable Assemblies and Specialty
  Wire & Cable                             112,701       34,790       -0-
Corporate Assets                            18,530          -0-       -0-
                                          $334,514     $179,646   $62,748


Summary financial information by geographic area is as follows:


                                         1997        1996        1995
Net Sales
United States                           $195,073    $97,369     $66,914
Europe                                    38,794     34,152      30,055
South America                             12,097      1,137         -0-
Asia                                      10,646        341         -0-
Other foreign countries                      400        -0-         -0-
Total                                   $257,010   $132,999     $96,969

Identifiable Assets
United States                           $278,585   $136,339     $40,743
Europe                                    33,121     35,055      22,005
South America                              8,488      3,879         -0-
Asia                                      14,320      4,373         -0-
Total                                   $334,514   $179,646     $62,748

Net sales are attributed to countries based on the location of customers. In 1997, the Company sold products into over thirty countries with no individual country, other than the United States, representing more than 6% of the Company's total sales.

Following is additional information about the reported industry segments:


                                             Year Ended December 31
                                           1997       1996         1995
Depreciation and amortization
Infrastructure Products and Equipment    $ 6,230     $  3,836     $ 3,766
Electronic Connectors and Components       2,679        2,321       1,339
Custom Cable Assemblies and Specialty
  Wire & Cable                             2,029          485         -0-
                                         $10,938     $  6,642     $ 5,105
Capital expenditures
Infrastructure Products and Equipment    $ 7,767     $  5,543     $ 5,200
Electronic Connectors and Components         922          849         200
Custom Cable Assemblies and Specialty
  Wire & Cable                             1,175          131         -0-
                                          $9,864     $  6,523     $ 5,400

18. Extraordinary Item

On January 1, 1997, the Company's Dura-Line Reno, Nevada production facility was flooded. Uninsured property damage and lost production totaled $479.

19. Legal Proceedings

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

20. Subsequent Event

On January 20, 1998, the Company through a newly created subsidiary K&S Sheet Metal Holdings (K&S Holdings), a subsidiary of 80% owned Bond Technologies, purchased the stock of K&S Sheet Metal (K&S). K&S is a manufacturer of precision metal enclosures for electronic original equipment manufacturers. K&S is located in Huntington Beach, California.

The purchase price of $15,500, including estimated costs incurred directly related to the transaction, has been preliminarily allocated to working capital of $2,257, property, plant and equipment of $1,002, non-compete agreements of $1,545 and other assets of $91 resulting in an excess purchase price over net identifiable assets of $10,605. The acquisition was financed with $14,000 of borrowings from the Company's revolving credit agreement and $1,500 of a subordinated seller note.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE


None.










[This space is intentionally left blank

Part III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth the names and ages of the Company's directors and executive officers and the positions they hold as of March 31, 1998:

Name                               Age  Position with Company
Executive Officers and Directors
Thomas H. Quinn (2)                50   Chairman
Michael R. Elia                    39   Vice President and Chief Financial
                                        Officer
William C. Ballard (1)             57   Director
Jonathan F. Boucher                41   Vice President and Director
John W. Jordan,II (2)              50   Director
Michael A. Wadsworth (1)           54   Director
David W. Zalaznick (1)(2)(3)       43   Director

Other Key Employees
Abram Ackerman                     72    President, Viewsonics
Steve Baker                        48    President, Northern
Ernie Glass                        60    President, Johnson
William McIlvene                   39    President, Bond
Arnie Rosenblum                    62    President, AIM and Cambridge
Donald J. Sitter                   58    President, LoDan
Charles P. Megan                   48    President, Dura-Line
Dean Stanton                       36    President, Diversified
Bruce Burton                       32    Managing Director, Vitelec
Timothy Gooding                    48    President, EEI
Paul Melech                        51    President, TSI

_______

(1) Member of the Audit Committee.
(2) Member of the Executive Committee.
(3) Member of Banking, Finance and Investment Committee.

Set forth below is a brief description of the business experience of each director and executive officer of the Company.

Mr. Quinn has served as a Director of the Company since July
1997. Since 1988, Mr. Quinn has been President, Chief Operating Officer and a director of Jordan Industries. From November 1985 to December 1987, Mr. Quinn was Group Vice President and corporate officer of Baxter International. From September 1970 to November 1985, Mr. Quinn was employed by American Hospital Supply Corporation, where he was a Group Vice President and a corporate officer when it was acquired by Baxter International. Mr. Quinn is also the Chairman of the Board and Chief Executive Officer of American Safety Razor Company and AmeriKing, Inc., Motors and Gears, Inc., and Welcome Home, Inc., as well as other privately held companies. In January 1997, Welcome Home, Inc. filed a voluntary petition for bankruptcy.

Mr. Elia has served as the Company's Vice President and Chief Financial Officer since July 1997. From February 1997 to June 1997, Mr. Elia served as chief financial officer of the telecommunications group of Jordan Industries. From 1994 to 1996, Mr. Elia served as Corporate Director of Strategic Planning and Division Vice President and Controller for Fieldcrest Cannon, Inc., a global manufacturer of textile products. From 1983 to 1994, Mr. Elia held several financial management positions with Insilco Corporation, a diversified manufacturer of automotive and electronic products, including Vice President and Chief Financial Officer of Insilco Technologies Group. Prior to joining Insilco, Mr. Elia was with Ernst & Young LLP.

Mr. Ballard has served as a Director of the Company since July
1997. Mr. Ballard has been of counsel to the law firm of Greenbaum, Doll & McDonald in Louisville, Kentucky since May 1992. From 1970 to April 1992, Mr. Ballard held various positions with Humana, Inc., an investor-owned hospital company, including most recently as its Executive Vice President and as a member of its Board of Directors.
Mr. Ballard is a director of Atria Communities, Inc., Health Care Reit, Health Care Recoveries, Inc., American Safety Razor Company, LG&E Energy Corp., Mid-America Bancorp, Vencor, Inc. and United Healthcare Corp.

Mr. Boucher has served as a Vice President and a Director of the Company since July 1997. Since 1983, Mr. Boucher has been a partner of The Jordan Company, a private merchant banking firm. Mr. Boucher is also a director of Jordan Industries, Atria Communities, Inc., Health Care Reit, Health Care Recoveries, Inc., American Safety Razor Company and Motors and Gears, Inc., as well as other privately held companies. In January 1997, Welcome Home, Inc., a company of which Mr. Boucher was a director until December 1996, filed a voluntary petition for bankruptcy.

Mr. Jordan has served as a Director of the Company since July
1997. Mr. Jordan is a managing partner of The Jordan Company, a private merchant banking firm which he founded in 1982. Mr. Jordan is also a director of Jordan Industries, Welcome Home, Inc., American Safety Razor Company, AmeriKing, Inc., Carmike Cinemas, Inc., Motors and Gears, Inc., Apparel Ventures, Inc., GFSI, Inc., GFSI Holdings, Inc., and Rockshox, Inc., as well as other privately held companies. In January 1997, Welcome Home, Inc., filed a voluntary petition for bankruptcy.

Mr. Wadsworth has served as a Director of the Company since July
1997. Mr. Wadsworth has served as Director of Athletics of the University of Notre Dame since 1995 and a member of the International Advisory Counsel to the University of Notre Dame since 1994. From August 1989 to March 1995 Mr. Wadsworth served as the Canadian Ambassador to Ireland. From 1984 to August 1989, Mr. Wadsworth served as Senior Vice President of the U.S. operations of Crown Life Insurance Company and a senior executive officer of its parent, Crown, Inc.

Mr. Zalaznick has served as a Director of the Company since July
1997. Since 1982, Mr. Zalaznick has been a managing partner of The Jordan Company, a private merchant banking firm. Mr. Zalaznick is also a director of Jordan Industries, Carmike Cinemas, Inc., AmeriKing, Inc., American Safety Razor Company, Marisa Christina, Inc., Apparel Ventures, Inc., Motors and Gears, Inc., GFSI, Inc., and GFSI Holdings, Inc., as well as other privately held companies.

Mr. Ackerman founded Viewsonics and has been President since
1974. He has been involved in ownership and management of various other electronic business enterprises since 1957. He holds patents on and directed the design of many proprietary products. His business involvement includes public and private entities both domestic and foreign.

Mr. Baker has served as President of Northern since 1986.  Mr.
Baker was one of the original founders of Northern in 1985. He was initially responsible for sales in the medical market, protecting sensitive medical devices such as Magnetic Resonance Imaging and CAT Scanning Equipment.

Mr. Glass has served as the President of Johnson since January
1996. From 1987 to 1996 Mr. Glass held various positions, including Vice President of Operations, Vice President of Custom and Component Products and Vice President of Finance and CFO with EF Johnson Company who designs, manufactures and distributes radio communication equipment. Prior to 1987 Mr. Glass was employed by General Electric Company and held various management positions throughout North and South America.

Mr. McIlvene has served as President and Chief Executive Officer of Bond since he founded Bond in 1988. Prior to that, he was a sales manager for Avnet Incorporated, an electronics distributor.

Mr. Rosenblum has served as President of AIM and Cambridge since September 1996. From 1995 to 1996 he served as Vice President - Sales & Marketing for Manhattan/CDT which was a consolidation of his acquired company (Cole-Flex) and Manhattan Electric Cable by Cable Design Technologies (CDT). From 1977 to 1995 he served as Vice President, President and Partner of Cole-Flex, a leading supplier of insulation products for the electronic OEM and distribution wire and cable market.

Mr. Sitter has been President of LoDan, a company he co-founded, since 1967. Prior to that, he was a territory manager for Amphenol, a leader in the connector business.

Mr. Megan has served as President and Chief Operating Officer of Dura-Line since January 1997. From April 1991 through December 1996, Mr. Megan was President and Chief Operating Officer of Hudson Lock, Inc. located in Hudson, Massachusetts which was a Jordan Industries company during that time. Prior to 1991, Mr. Megan was President and Chief Operating Officer of Grotnes Metalforming Systems, Inc., a special machinery manufacturer serving the automotive and aerospace markets.

Mr. Stanton has served as President and Chief Executive Officer of Diversified since January 1988. From 1985 to 1988, Mr. Stanton held several senior management positions, including National Sales Manager for Northern Wire & Cable, Inc., prior to starting Diversified.

Mr. Burton has served as Managing Director of Vitelec since
December 1997. From 1990 to 1997, he has held several positions including General Manager, Sales & Marketing Manager and Sales Engineer for the Company. Prior to joining Vitelec, Mr. Burton worked for the Thorn Electronic Group as an Electronic Service Technician.

Mr. Gooding has been President and Chief Executive Officer of EEI since he founded EEI in 1988. Prior to that, he worked for various companies in the manufacture and design of tapered poles.
Mr. Melech has served as President of TSI since November 1997.
From 1984 to 1997, Mr. Melech served as Vice President of Operations for TSI. Prior to joining TSI he held several senior management positions including Vice President of Sales for KGS, a large marine equipment distributor, and as Distributor Sales Manager for Incom International, a global manufacturer of controls and gears.


ITEM 11.  EXECUTIVE COMPENSATION


Directors' Compensation

Directors of the Company receive $20,000 per year for serving as a director of the Company, plus $1,000 for each meeting of the Board of Directors or any committee thereof attended in person or by telephone. In addition, the Company reimburses directors for their travel and other expenses incurred in connection with attending meetings of the Board of Directors.

Executive Compensation

The Company was not organized until July 18, 1997, and therefore had no executive officers prior to that time. The Company expects that each of Messrs. Quinn and Elia will receive compensation in excess of $100,000 during 1998. The following table sets forth a summary of certain information regarding compensation paid or accrued by the Company from July 18, 1997 to each of Messrs. Quinn and Pileggi (former
CEO)(collectively, the "Named Executives").

The Company anticipates adopting a plan under which it would award stock options, restricted stock and/or stock appreciation rights to certain officers and directors. However, the terms of such a plan have not yet been determined. The Company may issue a maximum of 5,000 shares of Common Stock pursuant to such a plan.

SUMMARY COMPENSATION TABLE

                                                               Other Annual
Name and Principal Position               Salary    Bonus(1)   Compensation
Dominic J. Pileggi(2)(3)                 $125,000   $150,000    $10,000(4)
  President and Chief Executive
  Officer

Thomas H. Quinn(5)                          -0-         -0-         -0-
  Chairman of the Board

(1) The Company provides bonus compensation based on an individual's achievement of certain specified objectives, including achieving the Company's stated earnings before interest, taxes, depreciation and amortization.
(2) For services rendered from July 18, 1997 to December 31, 1997. Service rendered prior to July 18, 1997 were paid by Jordan Industries.
(3) Mr. Pileggi ceased to be employed by the Company as of March 18, 1998.
(4) Mr. Pileggi's other compensation consisted of Directors fees.
(5) Does not reflect compensation paid to Mr. Quinn by Jordan Industries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT


The table below sets forth as of March 30, 1998, certain information regarding beneficial ownership of Common Stock held by (i) each director and each of the Named Executives; (ii) all directors and executive officers of the Company as a group; and (iii) each person known by the Company to own beneficially more than 5% of the Common Stock. Each individual or entity named has sole investment and voting power with respect to shares of Common Stock indicated as beneficially owned by them, except where otherwise noted.



                                               Amount of Beneficial
                                                   Ownership(1)

                                           Number of
                                             Shares         Percentage
                                                             (rounded)
Executive Officers and Directors:

Thomas H. Quinn                             89,804.6030        9.0
Dominic J. Pileggi                          10,722.2222        1.0
Michael R. Elia                                      0          *
William C. Ballard                                   0          *
Jonathan F. Boucher                         52,935.1436        5.3
John W. Jordan, II (2)(3)(4)               379,349.1691       38.0
Michael A. Wadsworth                                 0          *
David W. Zalaznick(3)(5)                   183,073.2676       18.3
All directors and executive officers as
 a group (8 persons)                       715,884.3054       71.6
Other Principal Stockholders:
Leucadia Investors, Inc.                    95,566.3378        9.6
Jordan Industries, Inc. (6)                          0          *

    *Represents less than 1% of the outstanding shares of Common Stock.
(1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of March 30, 1998 the Company had 994,639 shares of Common Stock issued and outstanding.
(2) Includes 8.9820 shares held personally and 379,340.1871 shares held by the John W. Jordan II Revocable Trust. Does not include 2,777.5927 shares held by Daly Jordan O'Brien, the sister of Mr. Jordan, 2,777.5927 shares held by Elizabeth O'Brien Jordan, the mother of Mr. Jordan, or 2,777.5927 shares held by George Cook Jordan, Jr., the brother of Mr. Jordan.
(3) Does not include 898.0451 shares held by The Jordan/Zalaznick Capital Company ("JZCC") or 31,431.5758 shares held by Mezzanine Capital & Income Trust 2001 PLC ("MCIT PLC"), a publicly traded U.K. investment trust advised by an affiliate of The Jordan Company (which is controlled by Messrs. Jordan and Zalaznick). Mr. Jordan, Mr. Zalaznick and Luecadia, Inc. are the sole partners of JZCC.
(4) Does not include 29,171.4943 shares held by The Jordan Family Trust, of which John W. Jordan II, George Cook Jordan, Jr., and G. Robert Fisher are the Trustees.
(5) Does not include 737.8205 shares held by Bruce Zalaznick, the brother of Mr. Zalaznick.
(6) Jordan Industries owns all of the issued and outstanding Junior Preferred Stock. The Junior Preferred Stock entitles Jordan Industries to 95% of the voting power as of March 30, 1998 the principal address of Jordan Industries is ArborLake Centre, Suite 550, 1751 Lake Cook Road, Deerfield, IL 60015.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company was organized in July 1997 to acquire the Telecommunications Subsidiaries and other targeted companies focused on the manufacture and distribution of products for use in the rapidly growing telecommunications and data communications industries.

Prior to the formation of the Company, the Telecommunications Subsidiaries were subsidiaries of, and therefore financed and managed by, Jordan Industries. Jordan Industries financed the Company pursuant to intercompany advances and notes (the "Intercompany Notes"), which were used largely to finance the acquisition of the Telecommunications Subsidiaries and their businesses. The Telecommunications Subsidiaries paid Jordan Industries $10.2 million, $11.1 million and $6.2 million in interest under the Intercompany Notes for the years ended December 31, 1997, 1996 and 1995, respectively. Concurrent with the consummation of the Offerings, the Intercompany Notes were repaid by the Telecommunication Subsidiaries.

In connection with the initial capitalization of the Company, the Company issued 2,000 shares of Junior Preferred Stock to Jordan Industries for $20.0 million in cash and 959,639 shares of Common Stock (representing 96.5% of the currently outstanding shares of Common Stock) to the Jordan Group and management of the Company for total cash consideration of $1.9 million.

The Company acquired the Telecommunications Subsidiaries pursuant to a series of transactions resulting in the payment and distribution to Jordan Industries, including the payment and discharge of the Intercompany Notes, of approximately $284.0 million and the assumption of $10.0 million of obligations of the Telecommunications Subsidiaries, including $8.1 million of indebtedness and an obligation to fund the redemption of $1.9 million of preferred stock.

Services Agreements. Prior to the consummation of the Offerings, the Telecommunications Subsidiaries, as subsidiaries of Jordan Industries, were charged by Jordan (i) annual consulting fees, payable quarterly, equal to 3.0% of the Company's cash flow (which were $1.7 million, $2.2 million and $1.4 million for the years ended December 31, 1997, 1996 and 1995, respectively); (ii) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions or sales involving the Company or any of its subsidiaries or their respective businesses or properties and financial advisory fees of up to 1.0% of any debt, equity or other financing, in each case, arranged with the assistance of The Jordan Company (which were $0.7, $2.0 and $0 million for the years ended December 31, 1997, 1996 and 1995, respectively); and (iii) reimbursement for The Jordan Company's out-of-pocket costs incurred and indemnities in connection with providing such services. In connection with the acquisition of Northern and LoDan the Company paid to The Jordan Company an investment banking fee of $0.7 million following the consummation of the Offerings. Concurrent with the consummation of the Offerings, all management, consulting, investment banking, sponsorship, financial advisory and similar arrangements between the Company on the one hand and Jordan Industries, TJC Management Corp. (an affiliate of The Jordan Company) and The

Jordan Company on the other were terminated. In their place the Company entered into five new types of agreements and arrangements.

First, the Company and each of its subsidiaries (other than certain of the Bond and Dura-Line subsidiaries) entered into a new advisory agreement (the "New Subsidiary Advisory Agreement") with Jordan Industries, pursuant to which the Company and its subsidiaries will pay to Jordan Industries (i) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures, minority investments or sales involving the Company and its subsidiaries or their respective businesses or properties, which the Company has accrued $1.9 million in connection with the acquisition of EEI and TSI in 1997; (ii) financial advisory fees of up to 1.0% of any debt, equity or other financing or refinancing involving the Company or such subsidiary, in each case, arranged with the assistance of The Jordan Company or its affiliates (which were $4.1 million in 1997); and
(iii) reimbursement for The Jordan Company's or Jordan Industries' out-of-pocket costs in connection with providing such services. Each of the New Subsidiary Advisory Agreement and the New TJC Management Consulting Agreement will expire in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. In connection with the consummation of the Offerings and the Credit Agreement, the Company paid fees of approximately $4.1 million to Jordan Industries pursuant to the New Subsidiary Advisory Agreement. Mssrs. Jordan, Boucher and Zalaznick, directors of the Company, are partners of The Jordan Company.

Second, the Company and each of its subsidiaries (other than certain of the Bond and Dura-Line subsidiaries) entered into a management consulting agreement (the "New Subsidiary Consulting Agreement"), pursuant to which they will pay to Jordan Industries annual consulting fees of 1.0% of the Company's net sales for such services, payable quarterly, and will reimburse Jordan Industries for its out-of-pocket costs related to its services. The New Subsidiary Consulting Agreement will expire in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Pursuant to the New Subsidiary Consulting Agreement, Jordan Industries (but not Jordan Industries' affiliates) will be obligated to present all acquisition, business and investment opportunities that relate to manufacturing, assembly, distribution or marketing of products and services in the telecommunications and data communications industries to the Company, and Jordan Industries will not be permitted to pursue such opportunities or present them to third parties unless the Company determines not to pursue such opportunities or consents thereto. In accordance with this agreement, the Company paid $1.3 million for the year ended December 31, 1997.

Third, the Company and each of its subsidiaries (other than certain of the Bond and Dura-Line subsidiaries) and Jordan Industries entered into a services agreement (the "JI Properties Services Agreement") with JI Properties, Inc. ("JI Properties"), a subsidiary of Jordan Industries, pursuant to which JI Properties will provide certain real estate and other assets, transportation and related services to the Company. Pursuant to the JI Properties Services Agreement, the Company will be charged for its allocable portion of such services based upon its usage of such services and its relative revenues, as compared to Jordan Industries and its other subsidiaries. In accordance with this agreement, such charges were $0.5 million for the year ended December 31, 1997. The JI Properties Services Agreement will expire in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

Fourth, Jordan Industries determined to refine the allocation of its overhead, general and administrative charges and expense among Jordan Industries and its subsidiaries, including the Company, in order to more closely match these overhead charges with the revenues and usage of corporate overhead by Jordan Industries and its subsidiaries. Under this agreement, the Company's allocable portion of corporate expenses was $1.0 million for the year ended December 31, 1997 of which $0.3 million was paid in 1997.

Fifth, the Company and Jordan Industries entered into the transition agreement (the "Transition Agreement") pursuant to which Jordan Industries will provide office space and certain administrative and accounting services to the Company to facilitate the transition of the Company as a stand-alone company. The Company will reimburse Jordan Industries for services provided pursuant to the Transition Agreement on an allocated cost basis. The Transition Agreement will expire on December 31, 1998, but is automatically renewed for successive one year periods (unless either party provides prior written notice of non-renewal) and may be terminated by the Company on 90 days' written notice.

Tax Sharing Agreement. The Company and each of its subsidiaries are parties to a tax sharing agreement (the "Tax Sharing Agreement") with Jordan Industries and each of the other direct and indirect subsidiaries of Jordan Industries that are consolidated with Jordan Industries for Federal income tax purposes. Pursuant to the Tax Sharing Agreement, each of the consolidated subsidiaries of Jordan Industries pays to Jordan Industries, on an annual basis, an amount determined by reference to the separate return tax liability of the subsidiary as defined in Treasury Regulation 1.1552-1(a)(2)(ii). The Company and its subsidiaries paid an aggregate of $0 million, $1.6 million and $3.5 million to Jordan Industries pursuant to the Tax Sharing Agreement in the years ended December 31, 1997, 1996 and 1995, respectively. These income tax payments reflected a Federal income tax rate of approximately 34% of each subsidiary's pre-tax income.

Upon redemption of the Junior Preferred Stock or other circumstances that cause the Company and its subsidiaries to cease to be tax consolidated subsidiaries of Jordan Industries, the Company and its subsidiaries will be released from making any further payments under the Tax Sharing Agreement. While the release will discharge the Company and its subsidiaries from making future income tax payments to Jordan Industries, the Company and its subsidiaries will remain contingently liable to Jordan Industries under the Tax Sharing Agreement in respect of any increases in their separate return tax liability for periods prior to the consummation of the Offerings. The Company is not aware of any such liabilities.

Directors of the Company, John W. Jordan II, David W. Zalaznick and Thomas H. Quinn each have an ownership interest of more than 10% of the common stock of Jordan Industries.

Common Stock Consideration. In connection with the purchase of Common Stock by certain officers and directors of the Company, Thomas
H. Quinn paid $179,609.21, Dominic J. Pileggi paid $21,444.44, Jonathan
F. Boucher paid $105,870.29, John W. Jordan paid $758,698.31 and David
W. Zalaznick paid $366,145.54. Each of Mssrs. Quinn, Pileggi, Jordan and Zalaznick borrowed one-half of the purchase price from Jordan Industries.

Management Arrangements. In connection with the initial capitalization of the Company, Mr. Pileggi acquired 10,000 shares of Common Stock for $20,740 in cash. The Company has a five-year call option on these shares at Mr. Pileggi's original cost, exercisable only if his employment terminates, provided that 30% of his shares will cease to be subject to the call option on September 1, 1998, an additional 10% of the shares will cease to be subject to the call option each of September 1, 1999 and 2000, and the remaining 50% of the shares will cease to be subject to the call option on September 1, 2001.

Acquisition Consideration. In connection with acquiring the Company's subsidiaries, the sellers of the subsidiaries, who usually include the subsidiary's management, often receive sellers' notes, stock or stock appreciation rights and special bonus plans in respect of those subsidiaries. The Company expects to continue using such devices and incentives, when appropriate, in making future acquisitions and providing incentives for subsidiary management. The consideration paid the sellers of the subsidiaries in each case was negotiated at arms-length.

SAR Payments. In April 1997, the Company paid and purchased stock appreciation rights and related interests at Dura-Line, AIM and Cambridge. At Dura-Line, the Company paid $9.4 million as part of a $15.4 million agreement to purchase Dura-Line stock appreciation rights from the president and chief financial officer of Dura-Line, and agreed to redeem, in March 1998, $1.9 million of Dura-Line preferred stock held by the president and chief financial officer of Dura-Line. At AIM and Cambridge, the Company paid $3.1 million as part of a $6.5 million agreement to purchase AIM and Cambridge stock appreciation rights (based upon 20% of AIM and Cambridge appreciation from 1989 to 1996) from the estates of the former presidents of AIM and Cambridge. Each of these payments and purchases in respect of the stock appreciation rights was expensed for financial reporting purposes.

Guaranty. In connection with the acquisition of Diversified, Diversified issued sellers' notes in the aggregate principal amount of $1.5 million. The principal amount of the sellers' notes is guaranteed by Jordan Industries.

Directors and Officers Indemnification. The Company and each of its directors have entered into indemnification agreements. The indemnification agreements provide that the Company will indemnify the directors against certain liabilities (including settlements) and expenses actually and reasonably incurred by them in connection with any threatened or pending legal action, proceeding or investigation (other than actions brought by or in the right of the Company) to which any of them is, or is threatened to be, made a party by reason of their status as a director, officer or agent of the Company, or serving at the request of the Company in any other capacity for or on behalf of the Company; provided that (i) such director acted in good faith and in a manner not opposed to the best interests of the Company; (ii) with respect to any criminal proceedings had no reasonable cause to believe his or her conduct was unlawful; (iii) such director is not finally adjudged to be liable for negligence or misconduct in the performance of his or her duty to the Company, unless the court rules in light of the circumstances the director is nevertheless entitled to indemnification; and (iv) the indemnification does not relate to any liability arising under Section 16(b) of the Exchange Act, or the rules or regulations promulgated thereunder. With respect to any action brought by or in the right of the Company, directors may also be indemnified to the extent not prohibited by applicable laws or as determined by a court of competent jurisdiction, against expenses actually and reasonably incurred by them in connection with such action if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interest of the Company.

Future Arrangements. The Company has adopted a policy to provide that future transactions between the Company and its officers, directors and other affiliates (including Jordan Industries) must (i) be approved by a majority of the members of the Board of Directors and by a majority of the disinterested members of the Board of Directors; and (ii) be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.















[ This space is intentionally left blank

Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE
AND REPORTS ON FORM 8-K


(a) Documents filed as part of this report:

(1) Financial Statements

    Reference is made to the Index to Consolidated Financial
    Statements appearing at Item 8, which Index is incorporated herein by reference.

(2) Financial Statement Schedule

    The following financial statement schedule for the years ended December 31, 1997, 1996 and 1995 is submitted herewith:

  		Item						Page Number

    Schedule II - Valuation and qualifying amounts	    S-1

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable and therefore have been omitted, or the information has been included in the consolidated financial statements.

(3) Exhibits

    An index to the exhibits required to be listed under this Item 14(a)(3) follows the "Signatures" section hereof and is incorporated herein by reference.

(b) Reports on Form 8-K

    None.

                              Signatures Page


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               JORDAN INDUSTRIES, INC.



                          By:  /s/     Thomas H. Quinn
	                            Thomas H. Quinn
                             Chairman of the Board of Directors


Dated:  March 30, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    					By:  /s/      Thomas H. Quinn
					                        Thomas H. Quinn
Dated:  March 30, 1998			    Chairman of the Board of Directors


                    					By:  /s/      William C. Ballard
						                       William Ballard
Dated:  March 30, 1998			    Director


                    					By:  /s/     Jonathan F. Boucher
						                       Jonathan F. Boucher
Dated:  March 30, 1998			    Director


                    					By:  /s/      John W. Jordan, II
						                       John W. Jordan, II
Dated:  March 30, 1998			    Director


                    					By:  /s/    Michael A. Wadsworth
						                        Michael A. Wadsworth
Dated:  March 30, 1998			     Director

                         By:  /s/      David W. Zalaznick
						                        David W. Zalaznick
Dated:  March 30, 1998			     Director



                    					By:  /s/         Michael R. Elia
					                        	Michael R. Elia
Dated:  March 30, 1998		     	Chief Financial Officer










(this space intentionally left blank)

                       EXHIBIT INDEX

Exhibit
Number      Description
1           Purchase Agreement, dated July 21, 1997, by and among Jordan
            Telecommunication Products, Inc., Jefferies & Company, Inc.,
            Donaldson, Lufkin & Jenrette Securities Corporation and Smith
            Barney Inc. (Incorporated by reference to Exhibit 1 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 ("S-4")
3.1         Certificate of Incorporation of Jordan Telecommunication
            Products, Inc. (Incorporated by reference to Exhibit 3.1 of the registrants registration statements on Form S-4 (333-
            34585) dated November 12, 1997 ("S-4")
3.2         Bylaws of Jordan Telecommunication Products, Inc.
            (Incorporated by reference to Exhibit 3.2 of the registrants registration statements on Form S-4 (333-34585) dated November
            12, 1997 ("S-4")
4.1         Series A and Series B 9 7/8% Senior Notes due 2007 Indenture,
            dated July 25, 1997, between Jordan Telecommunication
            Products, Inc. And First Trust National Association, as
            Trustee (Incorporated by reference to Exhibit 4.1 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 ("S-4")
4.2         Series A and Series B 11 _% Senior Discount Notes due 2007
            Indenture, dated July 25, 1997, between Jordan
            Telecommunication Products, Inc. and First Trust  National
            Association, as Trustee (Incorporated by reference to Exhibit
            4.2 of the registrants registration statements on Form S-4
            (333-34585) dated November 12, 1997 ("S-4")
4.3         Series A and Series B 13 1/4% Subordinated Preferred Stock
            Exchange Notes due 2009 Indenture, dated July 25, 1997, between Jordan Telecommunication Products, Inc. and First
            Trust National Association, as Trustee (Incorporated by reference to Exhibit 4.3 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997
            ("S-4")
4.4         Global Series A 9 7/8% Senior Note due 2007  (Incorporated by
            reference to Exhibit 4.4 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997
            ("S-4")
4.5         Form of Global Series B 9 7/8% Senior Note due 2007 (included in Exhibit 4.1) (Incorporated by reference to Exhibit 4.5 of the registrants registration statements on Form S-4 (333-
            34585) dated November 12, 1997 ("S-4")
4.6         Global Series A 11 _% Senior Discount Note due 2007
            (Incorporated by reference to Exhibit 4.6 of the registrants registration statements on Form S-4 (333-34585) dated November
            12, 1997 ("S-4")
4.7         Form of Global 11 _% Series B Senior Discount Note due 2007
            (included in Exhibit 4.2) (Incorporated by reference to Exhibit 4.7 of the registrants registration statements on Form
            S-4 (333-34585) dated November 12, 1997 ("S-4")
4.8         Global Series A 13 1/4% Senior Exchangeable Preferred Stock due
            2009 Certificate (Incorporated by reference to Exhibit 4.8 of the registrants registration statements on Form S-4 (333-
            34585) dated November 12, 1997 ("S-4")

4.9 Form of Global Series B 13 1/4% Senior Exchangeable Preferred Stock due 2009 Certificate (Incorporated by reference to Exhibit 4.9 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 ("S-4")
4.10 Form of Global Series A and Series B 13 1/4% Subordinated Preferred Stock Exchange Notes (included in Exhibit 4.3) (Incorporated by reference to Exhibit 4.10 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 ("S-4")
4.11        $190,000,000 9 7/8% Series A Senior Notes due 2007
            Registration Rights Agreement, dated July 25, 1997, by and among Jordan Telecommunication Products, Inc., Jefferies & Company, Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Smith Barney, Inc. (Incorporated by reference to Exhibit 4.11 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 ("S-4")
4.12 $120,000,000 11 _% Series A Senior Discount Notes due 2007 Registration Rights Agreement, dated July 25, 1997, between Jordan Telecommunication Products, Inc. and Jefferies &
            Company, Inc. (Incorporated by reference to Exhibit 4.12 of the registrants registration statements on Form S-4 (333-
            34585) dated November 12, 1997 ("S-4")
4.13 $25,000,000 13 1/4% Series A Senior Exchangeable Preferred Stock due 2009 Registration Rights Agreement, dated July 25, 1997, between Jordan Telecommunication Products, Inc. and Jefferies
            & Company, Inc. (Incorporated by reference to Exhibit 4.13 of the registrants registration statements on Form S-4 (333-
            34585) dated November 12, 1997 ("S-4")
4.14        Subscription Agreement, dated July 21, 1997, by and among
            Jordan Telecommunication Products, Inc. and the investors listed thereto (Incorporated by reference to Exhibit 4.14 of the registrants registration statements on Form S-4 (333-
            34585) dated November 12, 1997 ("S-4")
4.15 Management Subscription Agreement, dated July 21, 1997, between Jordan Telecommunication Products, Inc. and Dominic Pileggi (Incorporated by reference to Exhibit 4.15 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 ("S-4")
4.16        Stockholders Agreement, dated July 21, 1997, by and among
            Jordan Telecommunication Products, Inc. and the Stockholders listed thereto (Incorporated by reference to Exhibit 4.16 of the registrants registration statements on Form S-4 (333-
            34585) dated November 12, 1997 ("S-4")
10.1 Revolving Credit Agreement, dated July 25, 1997, by and among JTP Industries, Inc., the lenders listed thereto and BankBoston, N.A., as Agent (Incorporated by reference to Exhibit 10.1 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 ("S-4")
10.2 Tax Sharing Agreement, dated July 29, 1994 and Additional Subsidiary Agreement dated July 25, 1997 by and among the signatories thereto (Incorporated by reference to Exhibit
            10.2 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 ("S-4")
10.3 Properties Services Agreement, dated July 25, 1997, by and among JTP Properties, Inc., and Jordan Industries, Inc., and the other signatories thereto (Incorporated by reference to Exhibit 10.3 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 ("S-4")

10.4 Transition Agreement, dated July 25, 1997, between Jordan Telecommunication Products, Inc. and Jordan Industries, Inc. (Incorporated by reference to Exhibit 10.4 of the registrants registration statements on Form S-4 (333-34585) dated November
            12, 1997 ("S-4")
10.5 New Subsidiary Advisory Agreement, dated July 25, 1997, by and among Jordan Telecommunication Products, Inc. and Jordan Industries, Inc. and the other signatories thereto
            (Incorporated by reference to Exhibit 10.5 of the registrants registration statements on Form S-4 (333-34585) dated November
            12, 1997 ("S-4")
10.6 New Subsidiary Consulting Agreement, dated July 25, 1997, by and among Jordan Telecommunication Products, Inc. and Jordan Industries, Inc. and the other signatories thereto
            (Incorporated by reference to Exhibit 10.6 of the registrants registration statements on Form S-4 (333-34585) dated November
            12, 1997 ("S-4")
10.7 Form of Indemnification Agreement, dated July 25, 1997, between Jordan Telecommunication Products, Inc. and its directors (Incorporated by reference to Exhibit 10.7 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 ("S-4")
10.8        Acquisition Agreement for Telephone Services of Flordia
            ("TSI")
25.1 Statement of Eligibility of Trustee for 9 7/8% Senior Notes due 2007, 11 3/4% Discount Notes due 2007 and 13 1/4% Subordinated Preferred Stock Exchange Notes due 2009 (Incorporated by reference to Exhibit 25.1 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997
            ("S-4")

                                                            Schedule II


JORDAN TELECOMMUNICATION PRODUCTS, INC.
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

                                     Additions   Uncollectible
                          Balance     Charged     Balances
                             at       to Costs   Written off         Balance
                          Beginning     and      Net of             at end of
                          Of Period   Expenses   Recoveries   Other   Period

Year Ended December 31, 1995:
Reserves and allowances
deducted from asset accounts:
Allowance for doubtful
accounts                   $   60       $221      $(109)      $ -0-   $  172
Valuation for deferred tax
assets                      2,975        -0-        -0-         190    3,165
Inventory reserves            -0-         25        -0-         -0-       25

Year Ended December 31, 1996:
Allowance for doubtful
accounts                      172        270        (95)        154      501
Valuation for deferred tax
assets                      3,165        -0-        -0-         738    3,903
Inventory reserves             25        248       (160)        184      297

Year Ended December 31, 1997:
Allowance for doubtful
accounts                      501        539       (238)         65      867
Valuation for deferred tax
 assets                     3,903        -0-        -0-       9,814   13,717
Inventory reserves            297        688       (270)        -0-      715