Form 10-Q
period 1997-12-31
JORDAN TELECOMMUNICATION PRODUCTS INC
filed 1998-05-14
CIK 1044314

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   FORM 10-Q

                       _________________________________


               QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 1998          Commission File Number: 333-34585


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

     The number of shares outstanding of Registrant's Common Stock as of May 14, 1998: 994,638.889

                      JORDAN TELECOMMUNICATION PRODUCTS, INC.

                                    INDEX


PART I.FINANCIAL INFORMATION                                        PAGE NO.

Item 1.   Financial Statements (Unaudited)                             4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          12

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                  15


PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings                                            16

Item 2.   Changes in Securities                                        16

Item 3.   Defaults upon Senior Securities                              16

Item 4.   Submission of Matters to a Vote of Securities
          Holders                                                      16

Item 5.   Other Information                                            16

Item 6.   Exhibits and Reports on Form 8-k                             16

          Signatures                                                   17

                        PART I.  FINANCIAL INFORMATION

                 ITEM 1.  FINANCIAL STATEMENTS (Unaudited)



                                                                   PAGE NO.


Condensed Consolidated Balance Sheets at March 31, 1998,
and December 31, 1997                                                 4

Condensed Consolidated Statements of Operations for the
three months ended March 31, 1998 and 1997                            5

Condensed Consolidated Statements of Cash Flows for three
months ended March 31, 1998 and 1997                                  6

Notes to Condensed Consolidated Financial Statements                  7

                   JORDAN TELECOMMUNICATION PRODUCTS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                March 31,     December 31,
                                                  1998           1997
                                               (Unaudited)

ASSETS
Current Assets:
 Cash and cash equivalents                      $   9,913      $  8,988
 Accounts receivable, net                          45,508        48,733
 Inventories                                       46,792        41,815
 Prepaid expenses and other current assets          3,153         2,956
     Total Current Assets                         105,366       102,492

 Property, plant, and equipment, net               36,460        35,332
 Goodwill, net                                    175,842       166,098
 Deferred financing costs, net                      9,399         9,781
 Deferred income taxes                              6,000         6,000
 Other assets, net                                 15,395        14,811
     Total Assets                                $348,462      $334,514

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current Liabilities:
 Accounts payable                                $ 20,707      $ 18,803
 Accrued interest payable                           3,397         8,236
 Accrued expenses and other current liabilities    17,641        22,290
 Due to affiliated company                          2,184         2,531
 Short-term notes payable                           1,403           641
 Current portion of long-term debt                  1,346         1,197
     Total Current Liabilities                     46,678        53,698

 Line of credit                                    89,000        68,000
 Other long-term debt                             295,295       290,830
 Other non-current liabilities                      4,483         5,179
 Minority interest                                  3,790         3,376
 13.25% Senior Preferred Stock at liquidation
  value; 26,754.0181 shares and 25,889.3836 shares issued
  and outstanding at March 31, 1998 and December 31, 1997,
  respectively                                     27,278        26,413
 Junior Preferred Stock at liquidation value;
  2,000 shares issued and outstanding at March
  31, 1998 and December 31, 1997                   12,894        17,077
Shareholders' Equity (Net Capital Deficiency):
 Common Stock ($0.01 par value); 1,000,000 shares
 authorized; 994,639 shares issued and outstanding
 at March 31, 1998 and December 31, 1997,
 respectively                                          10            10
 Additional paid-in capital                         1,982         1,982
 Notes receivable from shareholders                  (877)         (877)
 Accumulated other comprehensive income (loss)       (300)         (488)
 Retained earnings (Accumulated deficit)         (131,771)     (130,686)
     Total Shareholders' Equity (Net
          Capital Deficiency)                    (130,956)     (130,059)
Total Liabilities and Shareholders' Equity
 (Net Capital Deficiency)                        $348,462      $334,514


See accompanying notes to condensed consolidated financial statements.

                       JORDAN TELECOMMUNICATION PRODUCTS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                         (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                    Three Months Ended
                                                         March 31,
                                                      1998       1997

Net Sales                                           $72,101    $47,466
Cost of sales, excluding depreciation                46,880     29,076
Selling, general, and administrative expenses        13,781      9,546
Depreciation                                          1,659      1,228
Amortization of goodwill and other                    1,936      1,114
Management fees and other                             1,738        797
     Operating income                                 6,107      5,705

Other (income) and expense:
Interest expense                                      9,943      4,350
Interest income                                        (146)       (24)
Other                                                   (18)       (48)
     Total other expenses                             9,779      4,278

Income (loss) before income taxes, minority
 Interest and extraordinary item                     (3,672)     1,427

Provision for income taxes                              650      1,304

Income (loss) before minority interest and
 Extraordinary item                                  (4,322)       123

Minority interest                                        81       221

Loss before extraordinary item                       (4,403)       (98)
Extraordinary item                                      -0-       (319)

     Net loss                                       $(4,403)   $  (417)







See accompanying notes to condensed consolidated financial statements.

                     JORDAN TELECOMMUNICATION PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                   Three Months Ended
                                                        March 31,
                                                     1998       1997
Cash flows from operating activities:
Net loss                                           $(4,403)   $ (417)
Adjustments to reconcile net loss to net
 cash (used in) provided by operating activities:
   Depreciation and amortization                     3,595     2,342
   Deferred income taxes                               (94)     (147)
   Minority interest                                   414      (136)
   Amortization of deferred financing fees             411       -0-
   Non-cash interest on Senior Notes and Senior
     Subordinated Notes                              2,643       -0-
Changes in operating assets and liabilities
 (Net of effects from acquisitions):
   Accounts receivable                               4,182     1,751
   Inventories                                      (4,757)   (5,035)
   Prepaid expenses and other current assets          (170)      (41)
   Non-current assets                                 (128)      409
   Accounts payable, accrued interest payable,
     and accrued expenses and other                 (2,467)     (321)
   Non-current liabilities                             316       824
   Due to affiliated company                          (347)    2,223
   Other                                               -0-        (8)
   Net cash (used in) provided by operating
     activities                                       (805)    1,444

Cash flows from investing activities:
   Capital expenditures                             (1,637)   (1,787)
   Acquisitions of subsidiaries                    (15,500)      -0-
   Cash acquired in acquisitions of subsidiaries     1,304       -0-
   Additional purchase price payments, SARA payments
     and other                                      (6,527)      -0-
   Net cash used in investing activities           (22,360)   (1,787)

Cash flows from financing activities:
   Net borrowings from line of credit               21,000       -0-
   Borrowings under other long-term debt and
     capital lease agreements                        2,900       -0-
   Repayment of long-term debt and capital leases     (266)   (1,218)
   Net advances to affiliated company                  -0-      (353)
   Net cash provided by (used in) financing
    activities                                      23,634    (1,571)

Effect of exchange rate changes on cash                456       290

Net increase (decrease) in cash and cash equivalents   925    (2,204)
Cash and cash equivalents at beginning of period     8,988     6,385
Cash and cash equivalents at end of period         $ 9,913    $4,181




See accompanying notes to condensed consolidated financial statements.

                    JORDAN TELECOMMUNICATION PRODUCTS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)
                    (ALL DOLLAR AMOUNTS IN THOUSANDS)


A.ORGANIZATION

     The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations and are of a normal recurring nature, should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1997, included in the Company's annual report on Form 10-K. The Company conducts its operations exclusively through its subsidiaries. Results of operations for the interim periods are not necessarily indicative of annual results of operations.

B.INVENTORIES

     Inventories are summarized as follows:

                                       March 31,December 31,
                                     1998                 1997

          Raw Materials             $20,969              $16,215
          Work in process             2,930                2,769
          Finished goods             22,893               22,831
                                    $46,792              $41,815

C.ACQUISITIONS OF SUBSIDIARIES

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

     On October 31, 1997, the Company, through its newly formed 70% owned subsidiary Telephone Services Holdings, Inc. (TSI), purchased the stock of Telephone Services, Inc. The purchase price of $53,303, including costs incurred directly related to the transaction, has been allocated to working capital of $3,864, property, plant and equipment of $1,528, non-compete agreement of $2,000, and noncurrent assets of $107, resulting in an excess purchase price over net identifiable assets of $45,804. The acquisition was financed with $48,000 of borrowings from the Company's revolving credit agreement, $5,000 of subordinated seller notes and the assumption of a $303 deferred purchase agreement.

     Certain sellers of TSI are entitled to additional payments for their stock, contingent upon operating results as defined in the purchase agreement. The maximum contingent consideration to be paid is $4,000.

     On September 2, 1997, the Company purchased the assets of Engineered Endeavors, Inc. (EEI). The purchase price of $41,500, including costs incurred directly related to the transaction, has been allocated to working capital of $2,068, property, plant, and equipment of $799, noncompetition agreement of $2,500, noncurrent assets of $14, and resulted in an excess purchase price over net identifiable assets of $36,119. The acquisition was financed with $21,500 of cash and $20,000 of borrowings from the Company's line of credit.

     On May 30, 1997, Jordan purchased the assets of LoDan West, Inc. (LoDan). The purchase price of $17,000, including costs incurred directly related to the transaction, was allocated to working capital of $5,066, property, plant and equipment of $783, noncompetition agreement of $250, noncurrent assets of $41, and resulted in an excess purchase price over net identifiable assets of $10,860. LoDan was one of the Telecommunications Companies that was subsequently acquired by the Company on July 25, 1997.

     Unaudited proforma information with respect to the Company as if the 1998 and 1997 acquisitions had occurred on January 1, 1998 and 1997 is as follows:

                                                 (Unaudited)
                                        Three Months Ended March 31,
                                            1998            1997

     Net Sales                           $73,014          $68,846
     Income (loss) before income taxes
      and minority interest               (3,401)           2,436
     Net Income (loss)                    (4,295)             307


D.COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

     During the first quarter of 1998 and 1997, total comprehensive income
(loss) was ($4,215) and ($870), respectively.

E.BUSINESS SEGMENT INFORMATION

     See Part 1 "Financial Information" - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 1997 consolidated financial statements in the basis of segmentation or in the basis of measurement of segment profit or loss.

F.INCOME TAXES

Income (loss) before income taxes and minority interest consists of the following:

                                             Year Ended March 31,
                                              1998           1997

From U.S. operations                        $(2,796)       $1,396
From foreign operations                        (876)           31
Total income (loss) before income taxes and
  minority interest                         $(3,672)       $1,427


Deferred income taxes consist of the following:


                                                    March 31,   December 31,
                                                      1998          1997
Deferred tax liabilities:
   Tax over book depreciation and amortization       $2,631       $ 2,345
   Equity investment in Dura-Line (Israel) Ltd.         114           114
   Other                                                  9             9
                                                      2,754         2,468

Deferred tax assets:
   Accrued stock appreciation rights                  3,386         3,772
   U.S. net operating loss carryforwards              8,466         7,137
   Foreign net operating loss carryforwards           2,889         3,582
   Inventory reserves                                   393           393
   Uniform capitalization of inventory                  240           240
   Book over tax depreciation and amortization        5,687         5,564
   Accrued vacation                                     275           275
   Accrued employee benefits                            206           206
   Foreign currency translation adjustment              594           594
   Other                                                422           422
                                                     22,558        22,185
Valuation allowance for deferred tax assets         (13,804)      (13,717)
Net deferred tax assets                              $6,000       $ 6,000

     The provision (benefit) for income taxes differs from the amount of income tax provision computed by applying the United States federal income tax rate to income before income taxes and minority interest. A reconciliation of the differences is as follows:
                                                          March 31,
                                                             1998

Computed statutory tax provision (benefit)                $(1,248)

Increase (decrease) resulting from:
   Nondeductible depreciation and amortization                415
   Higher effective income taxes of other countries           153
   State and local taxes                                       50
   Foreign subsidiary losses without a current-year
     tax benefit                                              611
   U.S. losses without a current-year tax benefit             780
   Other, net                                                (111)

Provision for income taxes                                $   650

G.EXTRAORDINARY ITEM

     On January 1, 1997, the Company's Reno, Nevada production facility was flooded. Uninsured property damage and lost production was estimated to be $319 at March 31, 1997.

H.CAPITAL STOCK

     On February 1, 1998, the Company issued 864.6345 shares of Senior Preferred Stock as payment of dividends through that date.

     The Junior Preferred Stock has a liquidation value, in the aggregate, equal to the sum of (i) $20,000; plus (ii)(A) for the period from the date of issuance to August 1, 2002, plus or minus 95% of the cumulative net income
(loss) of the Company for such period and (B) for the period subsequent to August 1, 2002, the amount of any preferred dividends thereon not paid on any dividend payment date, whether or not declared, which shall be added to the liquidation value at such dividend payment date. Commencing on the earlier of August 1, 2002 or the Early Redemption Date, as defined, holders of the Junior Preferred Stock will be entitled to receive dividends are cumulative, whether or not earned or declared, and are payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year following the date dividends commence accruing. Through December 31, 1997, $2,923 of dividends were accrued on the Junior Preferred Stock, representing 95% of the Company's net loss from July 21, 1997 to December 31, 1997, which reduced the liquidation value of the Junior Preferred Stock to $17,077. An additional $4,183 of dividends were accrued on the Junior Preferred Stock during the quarter ended March 31, 1998, which reduced the liquidation value of the Junior Preferred Stock to $12,894.

I.FOREIGN EXCHANGE INSTRUMENTS AND RISK MANAGEMENT

     The Company enters into foreign currency forward exchange contracts to hedge transactions and firm commitments that are denominated in foreign currencies (principally the Czech Koruna) and not to engage in currency speculation. The Company primarily utilizes forward exchange contracts with a duration of one year or less. Gains or losses on hedges of transaction exposures are included in income in the period in which exchange rates change. Gains and losses on contracts which hedge specific foreign currency denominated commitments, primarily royalty payments from the Company's Czech operations, are deferred and recognized in the basis of the transactions underlying the commitments.

     Forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates that are agreed to at inception of the contracts. If the counterparties to the exchange contracts (primarily highly-rated financial institutions) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuation.

     The Company has $6,884 notional amount of foreign currency forward exchange contracts outstanding at March 31, 1998 (none at December 31, 1997).

                             PART I.  FINANCIAL INFORMATION

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                          (ALL DOLLAR AMOUNTS IN THOUSANDS)

RESULTS OF OPERATIONS

     Summary financial information by business segment included in the financial statements of the Company is as follows:

                                                     Three Months Ended
                                                          March 31,
                                                    1998            1997
Net Sales
Infrastructure Products and Equipment              $28,131         $24,715
Electronic Connectors and Components                10,988          11,100
Custom Cable Assemblies and Specialty Wire & Cable  32,982          11,651
                                                   $72,101         $47,466

Operating Income
Infrastructure Products and Equipment              $ 1,730         $ 3,037
Electronic Connectors and Components                 2,166           2,376
Custom Cable Assemblies and Specialty Wire & Cable   3,917           1,032
Unallocated amounts:
   Management fees                                    (733)           (740)
   Corporate expenses                                 (973)           (-0-)
     Total Operating Income                          6,107           5,705
Interest expense                                    (9,943)         (4,350)
Interest income                                        146              24
Other income (expense)                                  18              48
Income (loss) before income taxes, minority interest
 and extraordinary item                            $(3,672)        $ 1,427

Consolidated Results of Operations

     Net sales for the three months ended March 31, 1998 increased $24.6 million or 52%, to $72.1 million from $47.5 million for the same period in 1997. The increase in sales was due primarily to the acquisitions of LoDan, EEI and TSI, which were purchased after March 31, 1997. Combined, these acquisitions accounted for approximately 97% of the net sales increase. The balance of the net sales increase was attributed to higher sales of custom cable assemblies, power conditioning systems and CATV products, which were mostly offset by lower cable conduit sales in the United States and the United Kingdom.

     Operating income for the three months ended March 31, 1998 increased $0.4 million, or 7%, to $6.1 million from $5.7 million for the same period in 1997. This increase in operating income was due to the acquisitions described above, which added $3.2 million in operating income. The increase from these acquisitions was offset by lower operating income from the Company's Infrastructure Segment due to lower cable conduit sales, higher amortization costs relating to the new acquisitions, and the addition of shared general, administrative and overhead expenses of Jordan Industries, and the Company's corporate expenses.

     Interest expense for the three months ended March 31, 1998 increase $5.5 million to $9.9 million from $4.4 million for the same period in 1997, reflecting higher interest costs relating to the financing of the new acquisitions and the Company's July 1997 debt and equity offerings.

     For information concerning the provision for income taxes see Note F of the Notes to the Condensed Consolidated Financial Statements.

Infrastructure Products and Equipment Segment

     Net sales for the three months ended March 31, 1998 increased $3.4 million, or 14%, to $28.1 million from $24.7 million for the same period in 1997. The acquisition of EEI and higher sales of power conditioning systems and CATV products accounted for the increase. These increases were offset by a 15% decrease in cable conduit sales due to lower sales in the United States
(US) and the United Kingdom (UK). The decrease in US sales was caused by severe weather conditions in west coast and southern markets. The decrease in UK sales was caused by a strong currency differential between the British pound to other European currencies, which reduced export sales from this facility. In addition, sales in the Czech Republic, which were up 26% in local currency, were up only 3% as these sales lost value when translated into stronger US dollars. Finally, the Company generated minimal sales from its cable conduit facility in China due to the Chinese New Year and upgrading of the facility's electrical systems to accommodate two new cable conduit extrusion lines.

     Operating income for the period decreased $1.3 million, or 43%, to $1.7 million from $3.0 million for the same period in 1997. This decrease was the result of lower cable conduit sales and lower gross profits from cable conduit products due to lower overhead absorption and lower average selling prices in the US.

Electronic Connectors and Components Segment

     Net sales for the three months ended March 31, 1998 decreased $0.1 million to $11.0 million from $11.1 million for the same period in 1997. This decrease was due to lower domestic connector sales at AIM and Cambridge, which were offset by stronger sales of RF Connectors through Johnson Components.

     Operating income for the period decreased $0.2 million to $2.2 million from $2.4 million for the same period in 1997. This decrease was caused by the lower sales of the higher margin products of AIM and Cambridge, which led to lower overall gross margins in this segment.

Custom Cable Assemblies and Specialty Wire and Cable Segment

     Net sales for the three months ended March 31, 1998 increased $21.3 million, or 182%, to $33.0 million from $11.7 million for the same period in 1997. The acquisitions of LoDan, TSI and K&S, which were all purchased after March 31, 1997, accounted for 93% of the increase. The balance of the increase was attributable to stronger custom cable assembly sales at Bond.

     Operating income for the period increased $2.9 million, or 290%, to $3.9 million from $1.0 million for the same period in 1997. The entire increase was due to the new acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion. The Company expects to satisfy its liquidity requirements through a combination of funds generated from operating activities and the funds available under its revolving line of credit agreement.

     Operating activities. Net cash used in operating activities for the three months ended March 31, 1998 was $0.8 million, compared to $1.4 million provided from activities during the same period in 1997. The increase in cash requirements was primarily the result of lower operating margins and higher cash interest expense. Inventory increased as a result of inclement weather conditions which delayed shipment of several cable conduit orders.

     Investing activities. Capital expenditures were $0.2 million less for the three months ended March 31, 1998 than for the comparable period in 1997. The majority of the expenditures related to capital investments in the Custom Cable Assembly segment for equipment and the Infrastructure segment to expand the Company's Czech Republic facility and the installation of a new extrusion line.

     On January 20, 1998, the Company acquired the stock of K&S Sheet Metal, Inc. for $15.5 million, including estimated costs of the transaction. The purchase was financed with $14.0 million of borrowings from the Company's revolving credit agreement and $1.5 million from a subordinated seller note.

     During the period, the Company paid $2.2 million in purchase price holdbacks relating to its acquisition of TSI in October 1997. The Company also paid $1.4 million under its additional purchase price agreement for Viewsonics, $1.9 million for the preferred stock of Dura-Line and $1.0 million of deferred SAR payments owed to the previous owners to Dura-Line. In addition, the Company made a $3.4 million deferred SAR payment relating to AIM on May 4, 1998.

     Financing activities. During the period, the Company increased its borrowings under the terms of its revolving credit agreement by $21.0 million to fund its acquisition of K&S and to meet its additional purchase price, SAR and other acquisition related payments. The Company also financed $1.5 million of its purchase of K&S through a subordinated seller note from the previous owners and management of K&S. The note bears interest at a rate of 8% and calls for principal payments of $0.7 million and $0.8 million in years 2004 and 2005, respectively. The Company also financed $0.3 million of equipment relating to Johnson Components through a short-term note, $0.2 million of working capital and $0.3 of capital expenditures relating to its cable conduit facility in India under its term loan agreement with Oriental Bank of Commerce, and $0.6 million of capital expenditures relating to its cable conduit facility in the Czech Republic under its short-term credit agreement with Czech ABN Amro. The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $110.0 million to fund acquisitions and provide working capital and for other general corporate purposes. As of May 14, 1998, the Company has approximately $18.0 million of available funds under this Agreement.

     The Company expects its principal sources of liquidity to be from its operating activities and funding from the revolving line of credit agreement. The Company further expects that these sources will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest, taxes, debt repayment, and future acquisitions for at least the next twelve months.



                    ITEM 3.  QUANTITATIVE AND QUALITATIVE
                       DISCLOSURES ABOUT MARKET RISK


Not applicable.

                       PART II.  OTHER INFORMATION



Item 1.   Legal Proceedings
          None


Item 2.   Changes in Securities
          None


Item 3.   Defaults upon Senior Securities
          None


Item 4.   Submission of Matters to a Vote of Securities Holders
          None


Item 5.   Other Information
          None


Item 6.   Exhibits and Reports on Form 8-K

          1) 27.  EDGAR Financial Data Schedule

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




May 14, 1998