Form 10-Q
period 1998-06-30
JORDAN TELECOMMUNICATION PRODUCTS INC
filed 1998-08-14
CIK 1044314

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                    FORM 10-Q

                       _________________________________


               QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 1998Commission File Number: 333-34585


                 JORDAN TELECOMMUNICATION PRODUCTS, INC.
            (Exact name of registrant as specified in charter)

     Delaware                                      36-4173125
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

     ArborLake Centre, Suite 55060015
       1751 Lake Cook Road   (Zip Code)
    Deerfield, Illinois
(Address of Principal Executive Offices)


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

     The number of shares outstanding of Registrant's Common Stock as of August 14, 1998: 994,638.889

                 JORDAN TELECOMMUNICATION PRODUCTS, INC.

                                INDEX


PART I.      FINANCIAL INFORMATION                                 PAGE NO.

Item 1.      Financial Statements (Unaudited)                         4

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     13

Item 3.      Quantitative and Qualitative Disclosures About
             Market Risk                                             17


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                       18

Item 2.      Changes in Securities                                   18

Item 3.      Defaults upon Senior Securities                         18

Item 4.      Submission of Matters to a Vote of Securities
             Holders                                                 18

Item 5.      Other Information                                       18

Item 6.      Exhibits and Reports on Form 8-k                        18

             Signatures                                              19

                      PART I.  FINANCIAL INFORMATION

                ITEM 1.  FINANCIAL STATEMENTS (Unaudited)



                                                              PAGE NO.


Condensed Consolidated Balance Sheets at June 30, 1998,
and December 31, 1997                                             4

Condensed Consolidated Statements of Operations for the second
quarter and six months ended June 30, 1998 and 1997               5

Condensed Consolidated Statements of Cash Flows for six
months ended June 30, 1998 and 1997                               6

Notes to Condensed Consolidated Financial Statements              7

                      JORDAN TELECOMMUNICATION PRODUCTS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                  June 30,     December 31,
                                                    1998           1997
                                                 (Unaudited)

ASSETS
Current Assets:
 Cash and cash equivalents                         $  9,164      $  8,988
 Accounts receivable, net                            52,379        48,733
 Inventories                                         47,932        41,815
 Prepaid expenses and other current assets            3,036         2,956
     Total Current Assets                           112,511       102,492

 Property, plant, and equipment, net                 36,358        35,332
 Goodwill, net                                      169,217       166,098
 Deferred financing costs, net                        9,293         9,781
 Deferred income taxes                                6,000         6,000
 Other assets, net                                   14,304        14,811
     Total Assets                                  $347,683      $334,514

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current Liabilities:
 Accounts payable                                   $ 21,155     $ 18,803
 Accrued interest payable                              8,183        8,236
 Accrued expenses and other current liabilities       15,014       22,290
 Due to affiliated company                             5,201        2,531
 Short-term notes payable                                169          641
 Current portion of long-term debt                     2,200        1,197
     Total Current Liabilities                        51,922       53,698

 Line of credit                                       89,000       68,000
 Other long-term debt                                297,127      290,830
 Other non-current liabilities                         2,898        5,179
 Minority interest                                     3,876        3,376
 13.25% Senior Preferred Stock at liquidation
  value; 27,618.3928 shares and 25,889.3836 shares issued
  and outstanding at June 30, 1998 and December 31, 1997,
  respectively                                        28,233       26,413
 Junior Preferred Stock at liquidation value;
  2,000 shares issued and outstanding at June
  30, 1998 and December 31, 1997                       6,668       17,077
Shareholders' Equity (Net Capital Deficiency):
 Common Stock ($0.01 par value); 1,000,000 shares
 authorized; 994,639 shares issued and outstanding
 at June 30, 1998 and December 31, 1997,
 respectively                                             10          10
 Additional paid-in capital                            1,982       1,982
 Notes receivable from shareholders                     (877)       (877)
 Accumulated other comprehensive income (loss)           (84)       (488)
 Retained earnings (Accumulated deficit)            (133,072)   (130,686)
     Total Shareholders' Equity (Net
          Capital Deficiency)                       (132,041)   (130,059)
Total Liabilities and Shareholders' Equity
 (Net Capital Deficiency)                           $347,683    $334,514

See accompanying notes to condensed consolidated financial statements.

                   JORDAN TELECOMMUNICATION PRODUCTS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                   (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                         Six Months Ended
                                    Second Quarter             June 30,
                                    1998      1997       1998        1997

Net Sales                         $82,109   $60,336    $154,210   $107,802
Cost of sales, excluding
  depreciation                     51,902    37,704      98,782     66,780
Selling, general, and
  administrative expenses          14,872    10,507      28,653     20,053
Depreciation                        1,773     1,233       3,432      2,461
Amortization of goodwill and other  1,986     1,200       3,922      2,314
Management fees and other           2,561    16,804       4,299     17,601
     Operating income               9,015    (7,112)     15,122     (1,407)

Other (income) and expense:
Interest expense                    9,643     4,915      19,585      9,265
Interest income                      (194)      (63)       (340)       (87)
Loss on disposal of subsidiary      5,000        --       5,000        --
Other                                 (28)       29         (46)       (19)
     Total other expenses           14,421    4,881      24,199      9,159

Loss before income taxes, minority
 Interest and extraordinary item    (5,406) (11,993)     (9,077)   (10,566)

Provision (benefit) for income taxes 1,118   (4,335)      1,770     (3,031)

Loss before minority interest and
 Extraordinary item                 (6,524)  (7,658)    (10,847)    (7,535)
Minority interest                       29      575         110        796

Loss before extraordinary item      (6,553)  (8,233)    (10,957)    (8,331)
Extraordinary item                    --       (145)        --        (464)

     Net loss                      $(6,553) $(8,378)   $(10,957)   $(8,795)







See accompanying notes to condensed consolidated financial statements.

JORDAN TELECOMMUNICATION PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(ALL DOLLAR AMOUNTS IN THOUSANDS)

                                               Six Months Ended
                                                   June 30,
                                              1998           1997
Cash flows from operating activities:
Net loss                                    $(10,957)        $(8,795)
Adjustments to reconcile net loss to net
 cash (used in) provided by operating activities:
   Depreciation and amortization               7,354           4,774
   Deferred income taxes                         (45)         (5,694)
   Minority interest                             500             700
   Amortization of deferred financing fees       516              --
   Loss on disposal of subsidiary              5,000              --
   Non-cash interest on Senior Notes and Senior
     Subordinated Notes                        5,282              --
Changes in operating assets and liabilities
 (Net of effects from acquisitions):
   Accounts receivable                        (2,689)          (3,567)
   Inventories                                (5,488)          (4,429)
   Prepaid expenses and other current assets     (53)              61
   Non-current assets                           (187)          (1,028)
   Accounts payable, accrued interest payable,
     and accrued expenses and other            3,471           (3,062)
   Non-current liabilities                    (1,262)           3,800
   Due to affiliated company                   2,670            3,355
   Other                                         (17)              62
   Net cash provided by (used in) operating
     activities                                4,095          (13,823)
Cash flows from investing activities:
   Capital expenditures                       (3,558)          (3,103)
   Acquisitions of subsidiaries              (15,500)         (15,003)
   Cash acquired in acquisitions of
     subsidiaries                              1,304              --
   Additional purchase price payments, SARA payments
     and other                                (9,913)             --
   Net cash used in investing activities     (27,667)         (18,106)

Cash flows from financing activities:
   Net borrowings from line of credit         21,000              --
   Net borrowings under other long-term debt and
     capital lease agreements                  2,588             121
   Repayment of long-term debt and capital
     leases                                   (1,049)         (1,395)
   Net advances from affiliated company          -0-          28,642
   Net cash provided by financing activities  22,539          27,368
Effect of exchange rate changes on cash        1,209             478

Net increase (decrease) in cash and cash
   equivalents                                   176          (4,083)
Cash and cash equivalents at beginning of
   period                                      8,988           6,385
Cash and cash equivalents at end of period   $ 9,164         $ 2,302




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

B.INVENTORIES

     Inventories are summarized as follows:

                                             June 30,December 31,
                                             1998            1997

          Raw Materials                     $18,926        $16,215
          Work in process                     2,624          2,769
          Finished goods                     26,382         22,831
                                            $47,932        $41,815

C.ACQUISITIONS OF SUBSIDIARIES

     On January 20, 1998, the Company through a newly created subsidiary K&S Sheet Metal Holdings (K&S Holdings), a subsidiary of 80% owned Bond Technologies, purchased the stock of K&S Sheet Metal (K&S). K&S is a manufacturer of precision metal enclosures for electronic original equipment manufacturers.

     The purchase price of $15,500, including estimated costs incurred directly related to the transaction, has been preliminarily allocated to working capital of $2,666, property, plant and equipment of $1,002, non-compete agreements of $1,545 and other assets of $91 resulting in an excess purchase price over net identifiable assets of $10,196. The acquisition was financed with $14,000 of borrowings from the Company's revolving credit agreement and $1,500 of a subordinated seller note.

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

     Unaudited proforma information with respect to the Company as if the 1998 and 1997 acquisitions had occurred on January 1, 1997 is as follows:

                                               (Unaudited)
                                        Six Months Ended June 30,
                                            1998            1997

     Net Sales                           $139,427        $140,395
     Income (loss) before income taxes
      and minority interest                 (3,382)          (401)
     Net Income (loss)                      (5,309)           848

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

     During the six months ended June 30, 1998 and 1997, total comprehensive income (loss) was ($10,553) and ($9,191), respectively. During the quarter ended June 30, 1998 and 1997, total comprehensive income (loss) was ($6,338) and ($8,321), respectively.

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


F.INCOME TAXES

Loss before income taxes and minority interest consists of the following:

                                         Six Months Ended June 30,
                                            1998            1997

From U.S. operations                      $(10,941)      $(13,278)
From foreign operations                      1,864          2,712
Total loss before income taxes and
  minority interest                       $( 9,077)      $(10,566)


Deferred income taxes consist of the following:


                                                 June 30,   December 31,
                                                    1998       1997
Deferred tax liabilities:
   Tax over book depreciation and amortization     $ 2,829     $ 2,345
   Equity investment in Dura-Line (Israel) Ltd.        114         114
   Other                                                81           9
                                                     3,024       2,468

Deferred tax assets:
   Accrued stock appreciation rights                 3,000       3,772
   U.S. net operating loss carryforwards            10,857       7,137
   Foreign net operating loss carryforwards          2,948       3,582
   Inventory reserves                                  393         393
   Uniform capitalization of inventory                 240         240
   Book over tax depreciation and amortization       5,687       5,564
   Accrued vacation                                    294         275
   Accrued employee benefits                           219         206
   Foreign currency translation adjustment             594         594
   Other                                               311         422
                                                    24,543      22,185
Valuation allowance for deferred tax assets        (15,519)    (13,717)
Net deferred tax assets                            $ 6,000     $ 6,000

     The provision for income taxes differs from the amount of income tax provision computed by applying the United States federal income tax rate to income before income taxes and minority interest. A reconciliation of the differences is as follows:
                                                   June 30,
                                                     1998

Computed statutory tax benefit                     $(3,086)

Increase (decrease) resulting from:
   Nondeductible depreciation and amortization         702
   Higher effective income taxes of other countries    612
   State and local taxes                               130
   Foreign subsidiary losses without a current-year
     tax benefit                                       957
   U.S. losses without a current-year tax benefit    2,208
   Other, net                                          247

Provision for income taxes                         $ 1,770

G.EXTRAORDINARY ITEM

     On January 1, 1997, the Company's Reno, Nevada production facility was flooded. Uninsured property damage and lost production was estimated to be $464 at June 30, 1997.

H.CAPITAL STOCK

     On February 1, 1998, and on May 1, 1998, the Company issued 864.6345 and
864.3747 shares, respectively, of Senior Preferred Stock as payment of dividends.

     The Junior Preferred Stock has a liquidation value, in the aggregate, equal to the sum of (i) $20,000; plus (ii)(A) for the period from the date of issuance to August 1, 2002, plus or minus 95% of the cumulative net income
(loss) of the Company for such period and (B) for the period subsequent to August 1, 2002, the amount of any preferred dividends thereon not paid on any dividend payment date, whether or not declared, which shall be added to the liquidation value at such dividend payment date. Commencing on the earlier of August 1, 2002 or the Early Redemption Date, as defined, holders of the Junior Preferred Stock will be entitled to receive dividends at 10% per annum of the liquidation value per share. All dividends are cumulative, whether or not earned or declared, and are payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year following the date dividends commence accruing. Through December 31, 1997, $2,923 of dividends were accrued on the Junior Preferred Stock, representing 95% of the Company's net loss from July 21, 1997 to December 31, 1997, which reduced the liquidation value of the Junior Preferred Stock to $17,077. An additional $10,409 of dividends were accrued on the Junior Preferred Stock during the six months ended June 30, 1998, which reduced the liquidation value of the Junior Preferred Stock to $6,668.

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

     The Company has $5,097 notional amount of foreign currency forward exchange contracts outstanding at June 30, 1998 (none at December 31, 1997).

J.Stock Appreciation Rights

     On April 10, 1997, the Company paid the former shareholders of Dura-Line pursuant to an agreement ("The Redemption Agreement"), as if the subsidiary was sold for $110,000. The former shareholders received $9,438 in cash and a deferred payment of $5,980 over five years including interest. The Redemption Agreement also requires that $1,875 of remaining preferred stock be redeemed one year from the date of the agreement. The Company recorded a charge of $15,418 related to this agreement during the second quarter of 1997. The Company paid $1.0 million on the deferred payment amount during the first quarter of 1998 and paid the $1,875 preferred stock redemption amount during the first quarter of 1998.

     As consideration for the signing of the Redemption Agreement, the Company further agreed to pay the former shareholders non-compete payments totaling $352 and a special bonus of approximately $454, determined based on a percentage of the subsidiary's gross profit during fiscal 1997.

     In connection with the Company's acquisitions of AIM and Cambridge in 1989, the seller of these companies was granted stock appreciation rights.
The formula used to value these rights was calculated by determining 20% of a multiple of average cash flow of these companies for the two years preceding the date when these rights were exercised, less the indebtedness of these companies. The seller passed away during the third quarter of 1996 and the seller's estate exercised these rights. The total amount owed under these rights is approximately $6,260. AIM had fully accrued for these rights as of December 31, 1996. In 1997, the Company entered into an agreement to purchase and redeem the Estate's and Decedent's interest in the SAR for $3,111 in cash and a deferred payment, including interest at 9% per annum. The Company paid $3,391 to AIM on May 4, 1998, which was the remaining liability.

K.Additional Purchase Price Agreements

     The Company has a contingent purchase price agreement relating to its acquisition of Viewsonics in 1996. The plan is based on Viewsonics achieving certain earnings before interest and taxes and can pay a minimum of $0 and a maximum of $2,000 for the year ended July 31, 1997 and $3,000 for the year ending July 31, 1998. As of December 31, 1997, the Company had accrued $1,388 for the plan year ended July 31, 1997. No amounts have been accrued for the plan year ending July 31, 1998. The Company has paid $1,388 to the former owner of Viewsonics during the first quarter of 1998.

     In addition, the Company has an agreement to make an additional purchase price payment of up to $4,000 to the former owners of TSI if certain earnings projections are met on or before March 1, 1999.


L.      Subsequent Events

     On July 9, 1998, the Company sold its stock of Diversified Wire and Cable for $16.0 million which resulted in a loss of approximately $5.0 million. The company adjusted the carrying value of Diversified's net assets as of June 30, 1998, and recorded a charge of $5.0 million to reflect this loss. The proceeds from the sale were used to pay $1,500 in subordinated seller notes to the original owners of Diversified, $13,500 to pay down the Company's revolving credit facility, and $1.0 million which is placed in escrow until January 9, 1999, pending certain events subsequent to the sale. Diversified's results of operations for the three and six months ended June 30, 1998 and 1997, were as follows:

                                  Six Months Ended
                              Second Quarter      June 30,
                              1998      1997  1998      1997

     Net Sales             $7,718   $7,617    $15,697   $15,193
     Operating Income         257      422        668     1,034
     Net Income (loss)       (339)    (182)      (502)     (204)


     On July 14, 1998, the Company, through its 70% owned subsidiary, TSI, purchased the net assets of Opto-Tech Industries, Inc. ("Opto-Tech"). Opto-Tech assembles and sells radio frequency interference products, attenuators and message waiting indicators to Regional Bell Operating Company's, independent phone operators and distributors of telecommunications products. The purchase price of $6,400, including costs incurred directly related to the transaction, has not been allocated at this time. The acquisition was financed with $5,150 of borrowings from the Company's revolving credit agreement and $1,250 of subordinated seller notes.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(ALL DOLLAR AMOUNTS IN THOUSANDS)

RESULTS OF OPERATIONS

     Summary financial information by business segment included in the financial statements of the Company is as follows:

                                                          Six Months Ended
                                        Second Quarter         June 30,
                                        1998      1997     1998       1997
Net Sales:
Infrastructure Products and Equipment  $38,179  $34,555  $ 66,309   $59,270
Electronic Connectors and Components     11,144  11,029    22,132    22,129
Custom Cable Assemblies and Specialty
   Wire & Cable                          32,786  14,752    65,769    26,403
                                        $82,109 $60,336  $154,210  $107,802


Operating Income:
Infrastructure Products and Equipment     5,247 (9,867)     6,981    (6,830)
Electronic Connectors and Components      2,236  2,486      4,402     4,862
Custom Cable Assemblies and Specialty
   Wire & Cable                           3,663  1,022      7,579     2,054
Unallocated amounts:
   Management fees                         (810)  (753)    (1,546)   (1,493)
   Corporate expenses                    (1,321)   --      (2,294)      --
     Total Operating Income               9,015 (7,112)    15,122    (1,407)
Interest expense                         (9,643)(4,915)   (19,585)   (9,265)
Interest Income                             194     63        340        87
Loss on disposal of subsidiary           (5,000)   --      (5,000)      --
Other income (expense)                       28    (29)        46        19
Income (loss) before income taxes,
   minority interest
   and extraordinary item              $ (5,406) $(11,993) $(9,077) $(10,566)

Consolidated Results of Operations

     Net sales for the three months ended June 30, 1998 increased $21.8 million or 36%, to $82.1 million from $60.3 million for the same period in 1997. The increase in sales was due primarily to the acquisitions of TSI, EEI, and K&S, which were purchased after June 30, 1997, and the acquisition of LoDan, which was purchased in May 1997. Combined, these acquisitions accounted for a sales increase of $25.5 million. Additionally, sales of power conditioning systems increased but were offset by lower sales of fiber optic conduit systems and certain custom cable assemblies.

     Operating income for the three months ended June 30, 1998 increased $16.1 million over the same period in 1997. This increase was due to the acquisitions described above, which added $3.1 million in operating income, and a stock appreciation rights charge in 1997, which reduced operating income in that period by $15.4 million. The increases above were offset by higher amortization costs relating to the new acquisitions, and the Company's corporate expenses.

     Net sales for the six months ended June 30, 1998, increased $46.4 million or 43%, to $154.2 million from $107.8 million for the same period in 1997.
The increase in sales was due primarily to the acquisitions of TSI, EEI, K&S and LoDan. Combined, these acquisitions accounted for a sales increase of $46.2 million. Additionally, sales of power conditioning systems and CATV products increased, but were offset by lower sales of fiber optic conduit systems and certain custom cable assemblies.

     Operating income for the six months ended June 30, 1998, increased $16.5 million over the same period in 1997. The same period in 1997 included a SAR payout of $15.4 million to former shareholders of the Dura-Line subsidiary. Excluding this charge, operating income increased $0.3 million or 2%, to $14.3 million from $14.0 million for the same period in 1997. This increase in operating income was due to the acquisitions described above, which added $3.1 million in operating income. The increase from these acquisitions was offset by lower operating income from the Company's Infrastructure Segment due to lower cable conduit sales, higher amortization costs relating to the new acquisitions, and the Company's corporate expenses.

     Interest expense for the three months ended June 30, 1998, increased $4.7 million, or 96%, to $9.6 million from $4.9 million for the same period in 1997. The increase is due to Senior Notes and Notes which were issued in July 1997 and interest costs from financing the acquisition of LoDan, EEI, TSI, and K&S. These increases were offset by a decrease in interest expense payable to the parent company.

     Interest expense for the six months ended June 30, 1998, increased $10.3 million or 111%, to $19.6 million from $9.3 million for the same period in 1997. The increase is due to Senior Notes and Notes which were issued in July 1997 and interest costs from financing the acquisition of LoDan, EEI, TSI, and K&S. These increases were offset by a decrease in interest expense payable to the parent company.

     For information concerning the provision for income taxes see Note F of the Notes to the Condensed Consolidated Financial Statements.

Infrastructure Products and Equipment Segment

     Net sales for the three months ended June 30, 1998, increased $3.6 million, or $10%, to $38.2 million from $34.6 million for the same period in 1997. The acquisition of EEI and higher sales of power conditioning systems and CATV products accounted for the increase. These increases were offset by a decrease in fiber optic conduit sales.

     Operating income for the three months ended June 30, 1998 increased $15.1 million over the same period in 1997. The same period in 1997 included a SAR payout of $15.4 million to former shareholders of the Dura-Line subsidiary. Excluding this charge, operating income for the three months ended June 30, 1998, decreased $0.3 million or 5%, to $5.2 million from $5.5 million in the same period in 1997. Increased income from the EEI acquisition and increased sales of power conditioning systems was offset by lower income due to lower sales of cable conduit.

     Net sales for the six months ended June 30, 1998, increased $7.0 million or 12%, to $66.3 million from $59.3 million for the same period in 1997. The increase in sales was due the aforementioned EEI acquisition and higher power conditioning systems and CATV product sales offset by lower cable conduit and fiber optic conduit sales.

     Operating income for the six months ended June 30, 1998, increased $13.8 million over the same period in 1997. The same period in 1997 included a SAR payout of $15.4 million to former shareholders of the Dura-Line subsidiary. Excluding this charge, operating income for the six months ended June 30, 1998 decreased $1.6 million or 19%, to $7.0 million from $8.6 million in the same period in 1997. Increased income from the EEI acquisition, increased sales of power conditioning systems and CATV products was offset by lower income due to lower sales of cable conduit.

Electronic Connectors and Components Segment

     Net sales for the three months ended June 30, 1998, increase $0.1 million or 1%, to $11.1 million from $11.0 million for the same period in 1997. This increase is attributed to stronger sales by Johnson Components.

     Operating income for the three months ended June 30, 1998, decreased $0.3 million or 12%, to $2.2 million from $2.5 million for the same period in 1997. This decrease is attributed to lower sales of higher margin products at AIM and Cambridge, which led to lower overall gross margins in this segment.

     Net sales for the six months ended June 30, 1998, were equal to the same period in 1997 and were $22.1 million. This sales performance is attributed to higher sales at Johnson Components offset by lower sales at AIM and Cambridge.

     Operating income for the six months ended June 30, 1998, decreased $0.5 million or 10% to $4.4 million from $4.9 million for the same period in 1997. This decrease is attributed to lower sales of higher margin products at AIM and Cambridge, which led to lower overall gross margins in this segment.

Custom Cable Assemblies and Specialty Wire and Cable Segment

     Net sales for the three months ended June 30, 1998, increased $18.0 million, or 122%, to $32.8 million from $14.8 million for the same period in 1997. The acquisitions of TSI and K&S, which were purchased after June 30, 1997, and the acquisition of LoDan, which was purchased in May 1997, accounted for $19.9 million offset by a $2.0 million decrease in Bond sales for the quarter.

     Operating income for the three months ended June 30, 1998, increased $2.6 million, or 190%, to $2.9 million from $1.0 million for the same period in 1997. The acquisitions of TSI, K&S and LoDan accounted for 93% of the increase.

     Net sales for the six months ended June 30, 1998, increased $39.4 million or 149%, to $65.8 million from $26.4 million for the same period in 1997. The acquisitions of TSI and K&S, which were purchased after June 30, 1997, and the acquisition of LoDan, which was purchased in May 1997, accounted for $40.1 million offset by a $1.0 million decrease in Bond sales for the quarter.

     Operating income for the six months ended June 30, 1998, increased $5.5 million, or 224%, to $7.6 million from $2.1 million for the same period in 1997. Operating income was increased by the aforementioned acquisitions but was offset somewhat by lower income due to lower sales at Bond.


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

     Operating activities. Net cash provided by operating activities for the six months ended June 30, 1998 was $4.1 million, compared to $13.8 million used in activities during the same period in 1997. The increase in cash was primarily the result of a reduction of management fees and other expenses, and an increase in sales was partially offset by increased interest charges.

     Investing activities. Capital expenditures were $0.5 million more for the six months ended June 30, 1998 than for the comparable period in 1997. The majority of the expenditures related to capital investments in the Custom Cable Assembly segment for equipment and the Infrastructure segment to expand the Company's Czech Republic facility and the installation of a new extrusion line.

     On January 20, 1998, the Company acquired the stock of K&S Sheet Metal, Inc. for $15.5 million, including estimated costs of the transaction. The purchase was financed with $14.0 million of borrowings from the Company's revolving credit agreement and $1.5 million from a subordinated seller note.

     During the period, the Company made $2.2 million in additional purchase price payments relating to its acquisition of TSI in October 1997. The Company also paid $1.4 million under its additional purchase price agreement for Viewsonics, $1.9 million for the preferred stock of Dura-Line, and $1.0 million of deferred SAR payments owed to the previous owners to Dura-Line. In addition, the Company paid $3.4 million deferred SAR payment relating to AIM.

     Financing activities. During the period, the Company increased its borrowings under its revolving credit agreement by $21.0 million to fund its acquisition of K&S and to meet its additional purchase price, SAR and other acquisition related payments. The Company also financed $1.5 million of its purchase of K&S through a subordinated seller note from the previous owners and management of K&S. The note bears interest at a rate of 8% and calls for principal payments of $0.7 million and $0.8 million in years 2004 and 2005, respectively. The Company also financed $0.3 million of equipment relating to Johnson Components through a short-term note, $0.2 million of working capital and $0.3 of capital expenditures relating to its cable conduit facility in India under its term loan agreement with Oriental Bank of Commerce, and $0.6 million of capital expenditures relating to its cable conduit facility in the Czech Republic under its short-term credit agreement with Czech ABN Amro. The

Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $110.0 million to fund acquisitions and provide working capital and for other general corporate purposes. As of August 14, 1998, the Company has approximately $21.0 million of available funds under this Agreement.

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


                              JORDAN TELECOMMUNICATION PRODUCTS, INC.






                              by: /s/ Thomas C. Spielberger
                                  Vice President and
                                  Principal Accounting Officer




August 14, 1998