Form 10-Q
period 1998-09-30
JORDAN TELECOMMUNICATION PRODUCTS INC
filed 1998-11-13
CIK 1044314

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

                     _________________________________


          QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 1998      Commission File Number: 333-34585


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

     The number of shares outstanding of Registrant's Common Stock as of November 13, 1998: 994,638.889

                    JORDAN TELECOMMUNICATION PRODUCTS, INC.

                                   INDEX


PART I.    FINANCIAL INFORMATION                                 PAGE NO.

Item 1.    Financial Statements (Unaudited)                         4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      13

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk                                              18


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                        19

Item 2.    Changes in Securities                                    19

Item 3.    Defaults upon Senior Securities                          19

Item 4.    Submission of Matters to a Vote of Securities
           Holders                                                  19

Item 5.    Other Information                                        19

Item 6.    Exhibits and Reports on Form 8-k                         19

          Signatures                                                20

                      PART I.  FINANCIAL INFORMATION

                ITEM 1.  FINANCIAL STATEMENTS (Unaudited)



                                                                PAGE NO.


Condensed Consolidated Balance Sheets at September 30, 1998,
and December 31, 1997                                               4

Condensed Consolidated Statements of Operations for the third
quarter and nine months ended September 30, 1998 and 1997           5

Condensed Consolidated Statements of Cash Flows for the nine
months ended September 30, 1998 and 1997                            6

Notes to Condensed Consolidated Financial Statements                7

               JORDAN TELECOMMUNICATION PRODUCTS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                  (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                September 30,  December 31,
                                                   1998           1997
                                                (Unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents                       $  7,730        $  8,988
 Restricted Cash                                    1,000             --
 Accounts receivable, net                          46,475          48,733
 Inventories                                       42,962          41,815
 Prepaid expenses and other current assets          2,949           2,956
     Total Current Assets                         101,116         102,492

 Property, plant, and equipment, net               37,437          35,332
 Goodwill, net                                    169,589         166,098
 Deferred financing costs, net                      9,037           9,781
 Deferred income taxes                              6,000           6,000
 Other assets, net                                 13,623          14,811
     Total Assets                                $336,802        $334,514

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current Liabilities:
 Accounts payable                                $ 20,668        $ 18,803
 Accrued interest payable                           3,911           8,236
 Accrued expenses and other current liabilities    18,972          22,290
 Due to affiliated company                          1,313           2,531
 Short-term notes payable                             187             641
 Current portion of long-term debt                  2,527           1,197
     Total Current Liabilities                     47,578          53,698

 Line of credit                                    80,700          68,000
 Other long-term debt                             298,919         290,830
 Other non-current liabilities                      5,108           5,179
 Minority interest                                  4,385           3,376
 13.25% Senior Preferred Stock at liquidation
  value; 28,540.7715 shares and 25,889.3836 shares issued
  and outstanding at September 30, 1998 and December 31, 1997,
  respectively                                     29,176          26,413
 Junior Preferred Stock at liquidation value;
  2,000 shares issued and outstanding at September
  30, 1998 and December 31, 1997                    3,559          17,077
Shareholders' Equity (Net Capital Deficiency):
 Common Stock ($0.01 par value); 1,000,000 shares
 authorized; 994,639 shares issued and outstanding
 at September 30, 1998 and December 31, 1997,
 respectively                                          10              10
 Additional paid-in capital                         1,982           1,982
 Notes receivable from shareholders                  (877)           (877)
 Accumulated other comprehensive income (loss)        711            (488)
 Retained earnings (Accumulated deficit)         (134,449)       (130,686)
     Total Shareholders' Equity (Net
          Capital Deficiency)                    (132,623)       (130,059)
Total Liabilities and Shareholders' Equity
 (Net Capital Deficiency)                        $336,802        $334,514


See accompanying notes to condensed consolidated financial statements.

                       JORDAN TELECOMMUNICATION PRODUCTS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                            Nine Months Ended
                                         Third Quarter         September 30,
                                        1998      1997        1998     1997

Net Sales                              $78,231   $68,741   $232,441  $174,944
Cost of sales, excluding depreciation 48,310 43,323 147,092 110,103 Selling, general, and administrative
 expenses                               16,054    12,368    44,707     32,421
Depreciation                             1,830     1,357     5,262      3,818
Amortization of goodwill and other       1,857     1,200     5,779      3,514
Stock appreciation rights expense         --         --         --     15,821
Management fees and other                1,580     2,617     5,879      2,798
     Operating income                    8,600     7,876    23,722      6,469

Other (income) and expense:
Interest expense                        10,153     7,396    29,738     16,661
Interest income                           (119)     (209)     (459)      (296)
Loss on disposal of subsidiary             368        --     5,368       --
Other                                      (36)      (47)      (82)       (66)
     Total other expenses               10,366     7,140    34,565     16,299

Income (Loss) before income taxes, minority
 Interest and extraordinary item        (1,766)      736   (10,843)    (9,830)

Provision (benefit) for income taxes     1,123       843     2,893     (2,188)

Loss before minority interest and
 Extraordinary item                     (2,889)     (107)  (13,736)    (7,642)

Minority interest                          382       139       492        935

Loss before extraordinary item          (3,271)     (246)  (14,228)    (8,577)
Extraordinary item                        --         --         --       (466)

     Net Loss                          $(3,271)  $  (246)  $(14,228)  $(9,043)







See accompanying notes to condensed consolidated financial statements.

                   JORDAN TELECOMMUNICATION PRODUCTS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                 (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                      Nine Months Ended
                                                        September 30,
                                                     1998           1997
Cash flows from operating activities:
Net loss                                            $(14,228)     $(9,043)
Adjustments to reconcile net loss to net
 cash (used in) provided by operating activities:
   Depreciation and amortization                      11,041        7,332
   Deferred income taxes                              (1,079)      (4,598)
   Minority interest                                   1,009        1,445
   Amortization of deferred financing fees               772          --
   Loss on disposal of subsidiary                      5,368          --
   Non-cash interest on Senior Notes and Senior
     Subordinated Notes                                8,046        5,546
Changes in operating assets and liabilities
 (Net of effects from acquisitions and disposals):
   Accounts receivable                                  (281)      (7,511)
   Inventories                                        (4,270)      (6,460)
   Prepaid expenses and other current assets              (8)         657
   Non-current assets                                   (915)      (1,481)
   Accounts payable, accrued interest payable,
     and accrued expenses and other                      348        3,770
   Non-current liabilities                               948          357
   Due to affiliated company                          (1,218)       4,719
   Other                                                 (95)         345
   Net cash provided by (used in) operating
     activities                                        5,438       (4,922)
Cash flows from investing activities:
   Capital expenditures                               (6,723)      (7,030)
   Purchase of Telecommunications Companies from
     affiliated company                                  --      (284,000)
   Net proceeds from sale of subsidiary               13,500          --
   Acquisitions of subsidiaries                      (21,900)     (58,373)
   Cash acquired in acquisitions of subsidiaries       1,322        1,047
   Additional purchase price payments, SARA payments
     and other                                        (9,984)         --
   Net cash used in investing activities             (23,785)    (348,356)

Cash flows from financing activities:
   Proceeds from debt issuance                          --        273,545
     Proceeds from issuance of Preferred Stock          --         45,000
     Proceed from issuance of Common Stock              --          1,063
     Payment of financing costs                         --        (14,825)
     Net borrowings from line of credit               12,700       18,500
   Net borrowings under other long-term debt and
     capital lease agreements                          3,853        3,279
   Repayment of long-term debt and capital leases     (1,507)      (1,608)
   Net advances from affiliated company                 --         28,745
   Net cash provided by financing activities          15,046      353,699
Effect of exchange rate changes on cash                2,043           92

Net increase (decrease) in cash and cash equivalents  (1,258)         513
Cash and cash equivalents at beginning of period       8,988        6,385
Cash and cash equivalents at end of period          $  7,730     $  6,898

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

B.   INVENTORIES

     Inventories are summarized as follows:

                                       September 30,        December 31,
                                           1998                  1997

          Raw Materials                   $17,084              $16,215
          Work in process                   2,636                2,769
          Finished goods                   23,242               22,831
                                          $42,962              $41,815

C.   ACQUISITIONS OF SUBSIDIARIES

     On July 14, 1998, the Company, through its 70% owned subsidiary, TSI, purchased the net assets of Opto-Tech Industries, Inc. ("Opto-Tech"). Opto-Tech assembles and sells radio frequency interference products, attenuators and message waiting indicators to Regional Bell Operating Companies, independent phone operators and distributors of telecommunications products. The purchase price of $6,400, was financed with $5,150 of borrowings from the Company's revolving credit agreement and $1,250 of subordinated seller notes.

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

     Unaudited proforma information with respect to the Company as if the 1998 and 1997 acquisitions had occurred on January 1, 1997 is as follows:

                                               (Unaudited)
                                      Nine Months Ended September 30,
                                           1998             1997

     Net Sales                           $218,488          $221,423
     Income (loss) before income taxes
      and minority interest                (9,035)           (7,031)
     Net Income (loss)                    (12,391)           (5,423)

D.   COMPREHENSIVE INCOME

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

     During the nine months ended September 30, 1998 and 1997, total comprehensive income (loss) was ($15,427) and ($7,749), respectively. During the quarter ended September 30, 1998 and 1997, total comprehensive income
(loss) was ($4,066) and ($526), respectively.

E.   BUSINESS SEGMENT INFORMATION

     See Part 1 "Financial Information" - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 1997 consolidated financial statements in the basis of segmentation or in the basis of measurement of segment profit or loss.


F.   INCOME TAXES

Income (Loss) before income taxes and minority interest consists of the following:

                                      Nine Months Ended September 30,
                                            1998            1997

From U.S. operations                      $(11,707)      $(10,464)
From foreign operations                        864            634
Total loss before income taxes and
  minority interest                       $(10,843)      $ (9,830)


Deferred income taxes consist of the following:


                                                September 30,    December 31,
                                                     1998            1997
Deferred tax liabilities:
   Tax over book depreciation and amortization     $ 2,829         $ 2,345
   Equity investment in Dura-Line (Israel) Ltd.        114             114
   Other                                                81               9
                                                     3,024           2,468

Deferred tax assets:
   Accrued stock appreciation rights                 3,000           3,772
   U.S. net operating loss carryforwards            11,222           7,137
   Foreign net operating loss carryforwards          2,948           3,582
   Inventory reserves                                  393             393
   Uniform capitalization of inventory                 240             240
   Book over tax depreciation and amortization       5,887           5,564
   Accrued vacation                                    294             275
   Accrued employee benefits                           219             206
   Foreign currency translation adjustment             594             594
   Other                                               311             422
                                                    25,108          22,185
Valuation allowance for deferred tax assets        (16,084)        (13,717)
Net deferred tax assets                            $ 6,000         $ 6,000

     The provision for income taxes differs from the amount of income tax provision computed by applying the United States federal income tax rate to income before income taxes and minority interest. A reconciliation of the differences is as follows:

                                                     September 30,
                                                         1998

Computed statutory tax benefit                          $(3,687)

Increase (decrease) resulting from:
   Nondeductible depreciation and amortization              902
   Higher effective income taxes of other countries         112
   State and local taxes                                    190
   Foreign subsidiary losses without a current-year
     tax benefit                                           1,057
   U.S. losses without a current-year tax benefit          4,085
   Other, net                                                234

Provision for income taxes                               $ 2,893

G.   EXTRAORDINARY ITEM

     On January 1, 1997, the Company's Reno, Nevada production facility was flooded. Uninsured property damage and lost production was estimated to be $466 at September 30, 1997.

H.   CAPITAL STOCK

     On February 1, 1998, May 1, 1998, and August 1, 1998, the Company issued 864.6345, 864.3747, and 922.3787 shares, respectively, of Senior Preferred Stock as payment of dividends.

     The Junior Preferred Stock has a liquidation value, in the aggregate, equal to the sum of (i) $20,000; plus (ii)(A) for the period from the date of issuance to August 1, 2002, plus or minus 95% of the cumulative net income
(loss) of the Company for such period and (B) for the period subsequent to August 1, 2002, the amount of any preferred dividends thereon not paid on any dividend payment date, whether or not declared, which shall be added to the liquidation value at such dividend payment date. Commencing on the earlier of August 1, 2002 or the Early Redemption Date, as defined, holders of the Junior Preferred Stock will be entitled to receive dividends at 10% per annum of the liquidation value per share. All dividends are cumulative, whether or not earned or declared, and are payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year following the date dividends commence accruing. Through December 31, 1997, $2,923 of dividends were accrued on the Junior Preferred Stock, representing 95% of the Company's net loss from July 21, 1997 to December 31, 1997, which reduced the liquidation value of the Junior Preferred Stock to $17,077. An additional $13,518 of dividends were accrued on the Junior Preferred Stock during the nine months ended September 30, 1998, which reduced the liquidation value of the Junior Preferred Stock to $3,559.

I.   FOREIGN EXCHANGE INSTRUMENTS AND RISK MANAGEMENT

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

     The Company has $2,255 notional amount of foreign currency forward exchange contracts outstanding at September 30, 1998 (none at December 31,
1997).

J.   STOCK APPRECIATION RIGHTS

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

     As additional consideration for signing the Redemption Agreement, the Company agreed to pay the former shareholders non-compete payments totaling $352 and a special bonus of approximately $454, determined based on a percentage of the subsidiary's gross profit during fiscal 1997.

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


K.   ADDITIONAL PURCHASE PRICE AGREEMENTS

     The Company has a contingent purchase price agreement relating to its acquisition of Viewsonics in 1996. The plan is based on Viewsonics achieving certain earnings before interest and taxes and can pay a minimum of $0 and a maximum of $2,000 for the year ended July 31, 1997 and $3,000 for the year ending July 31, 1998. As of December 31, 1997, the Company had accrued $1,388 for the plan year ended July 31, 1997 which was paid during the first quarter of 1998. $1,000 has been accrued for the plan year ending July 31, 1998 and is payable during the first quarter of 1999.

     In addition, the Company has an agreement to make an additional purchase price payment of up to $4,000 to the former owners of TSI if certain earnings projections are met as of October 31, 1998. At September 30, 1998, $3,666 has been accrued and is payable on or before March 1, 1999.


L.      SALE OF SUBSIDIARY

     On July 9, 1998, the Company sold its stock of Diversified Wire and Cable for $16.0 million which resulted in a loss of approximately $5.4 million.
The proceeds from the sale were used to pay $1,500 in subordinated seller notes to the original owners of Diversified, $13,500 to pay down the Company's revolving credit facility, and $1.0 million which is placed in escrow until January 9, 1999, pending certain events subsequent to the sale.

                       PART I.  FINANCIAL INFORMATION

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

RESULTS OF OPERATIONS

     Summary financial information by business segment included in the financial statements of the Company is as follows:

                                                  Nine Months Ended
                                         Third Quarter     September 30,
                                        1998     1997      1998     1997
Net Sales:
Infrastructure Products and Equipment $40,498 $35,945 $106,806 $93,616 Electronic Connectors and Components 10,479 11,188 32,611 33,317 Custom Cable Assemblies and Specialty
   Wire & Cable                         27,254   21,608    93,024   48,011
                                       $78,231  $68,741  $232,441 $174,944


Operating Income:
Infrastructure Products and Equipment   5,199     4,676    12,176   (2,555)
Electronic Connectors and Components    1,714     1,919     6,116    5,895
Custom Cable Assemblies and Specialty
   Wire & Cable                         4,332     1,861    11,913    3,709

Unallocated amounts:
   Management fees                       (779)      -      (2,325)      --
   Corporate expenses                  (1,866)     (580)   (4,158)    (580)
     Total Operating Income             8,600     7,876    23,722    6,469
Interest expense                      (10,153)   (7,396)  (29,738) (16,661)
Interest Income                           119       209       459      296
Loss on disposal of subsidiary           (368)      --     (5,368)      --
Other income (expense)                     36        47        82       66
Income (loss) before income taxes,
   minority interest
   and extraordinary tem             $ (1,766) $    736  $(10,843) $(9,830)

Consolidated Results of Operations

     Net sales for the three months ended September 30, 1998, increased $9.5 million or 13.8%, to $78.2 million from $68.7 million for the same period in 1997. The increase in sales was due primarily to the acquisitions of TSI, Opto-Tech, and K&S, which were purchased after September 30, 1997, and the acquisition of EEI, which was purchased in September 1997. Combined, these acquisitions accounted for a sales increase of $20.3 million. Additionally, sales of power conditioning systems increased but were offset by the sale of Diversified Wire and Cable, Inc., and lower sales of certain custom cable assemblies and certain electronic components.

     Operating income for the three months ended September 30, 1998 increased $0.7 million over the same period in 1997. This increase was due to the acquisitions described above, which added $3.5 million in operating income, but was offset by reduced income due to lower sales of certain cable assemblies and certain electronic components and the Company's corporate expenses.

     Net sales for the nine months ended September 30, 1998, increased $57.5 million or 32.9%, to $232.4 million from $174.9 million for the same period in 1997. The increase in sales was due primarily to the acquisitions of TSI, EEI, K&S and Opto-Tech. Combined, these acquisitions accounted for a sales increase of $57.1 million. Additionally, sales of power conditioning systems and CATV products increased, but were offset by the sale of Diversified Wire and Cable, Inc., and lower sales of fiber optic conduit systems and certain custom cable assemblies.

     Operating income for the nine months ended September 30, 1998, increased $17.2 million over the same period in 1997. The same period in 1997 included a SAR payout of $15.4 million to former shareholders of the Dura-Line subsidiary. Excluding this charge, operating income increased $1.8 million or 8.2%, to $23.7 million from $21.9 million for the same period in 1997. This increase in operating income was due to the acquisitions described above, which added $9.2 million in operating income. The increase from these acquisitions was offset by lower operating income due to lower sales of certain cable assemblies and electronic components, higher amortization costs relating to the new acquisitions, and the Company's corporate expenses.

     Interest expense for the three months ended September 30, 1998, increased $2.8 million, or 37.8%, to $10.2 million from $7.4 million for the same period in 1997. The increase is due to interest costs from financing the acquisition of Opto-Tech, EEI, TSI, and K&S. These increases were offset by a decrease in interest expense payable to the parent company, due to the company's recapitalization with third party debt.

     Interest expense for the nine months ended September 30, 1998, increased $13.0 million or 77.8%, to $29.7 million from $16.7 million for the same period in 1997. The increase is due to interest costs from financing the acquisition of Opto-Tech, EEI, TSI, and K&S. These increases were offset by a decrease in interest expense payable to the parent company, resulting from the aforementioned recapitalization with third party debt.

     For information concerning the provision for income taxes see Note F of the Notes to the Condensed Consolidated Financial Statements.


Infrastructure Products and Equipment Segment

     Net sales for the three months ended September 30, 1998, increased $4.6 million, or 12.8%, to $40.5 million from $35.9 million for the same period in 1997. The acquisition of EEI and higher sales of power conditioning systems accounted for the increase.

     Operating income for the three months ended September 30, 1998 increased $0.5 million over the same period in 1997. Increased income from the EEI acquisition was offset by lower income due to the costs of hiring new executives at the CATV business. As planned, the original founders retired and were replaced.

     Net sales for the nine months ended September 30, 1998, increased $13.2 million or 14.1%, to $106.8 million from $93.6 million for the same period in 1997. The increase in sales was due to the EEI acquisition and higher power conditioning systems and CATV product sales were offset by lower fiber optic conduit sales.

     Operating income for the nine months ended September 30, 1998, increased $14.8 million over the same period in 1997. The same period in 1997 included a SAR payout of $15.4 million to former shareholders of the Dura-Line subsidiary. Excluding this charge, operating income for the nine months ended September 30, 1998 decreased $0.6 million or 4.7%, to $12.2 million from $12.8 million in the same period in 1997. Increased income from the EEI acquisition, increased sales of power conditioning systems was offset by lower income due to lower sales of cable conduit.

Electronic Connectors and Components Segment

     Net sales for the three months ended September 30, 1998, decreased $0.7 million or 6.3%, to $10.5 million from $11.2 million for the same period in 1997. This decrease was due to a general softness in the global connector market which led to reduced sales.

     Operating income for the three months ended September 30, 1998, decreased $0.2 million or 10.5%, to $1.7 million from $1.9 million for the same period in 1997. This decrease is attributed to the aforementioned lower sales, however, gross margins were slightly better than the same period in 1997.

     Net sales for the nine months ended September 30, 1998, decreased $0.7 million or 2.1% to $32.6 million from $33.3 million for the same period in 1997. This decrease was due to the aformentioned market softness which led to lower sales.

     Operating income for the nine months ended September 30, 1998, increased $0.2 million or 3.4% to $6.1 million from $5.9 million for the same period in 1997. This increase is attributed to improved gross margins compared to the same period in 1997.

Custom Cable Assemblies and Specialty Wire and Cable Segment

     Net sales for the three months ended September 30, 1998, increased $5.7 million, or 26.3%, to $27.3 million from $21.6 million for the same period in 1997. The acquisitions of TSI, K&S, and Opto-Tech, which were purchased after September, 1997, accounted for $16.1 million, but was offset by sales of $8.7 million due to the sale of Diversified and a sales decrease at Bond for the quarter.

     Operating income for the three months ended September 30, 1998, increased $2.4 million, or 126.3%, to $4.3 million from $1.9 million for the same period in 1997. The acquisitions of TSI, K&S and Opto-Tech accounted for $3.5 million offset by a decrease in operating income at Bond for the quarter and the sale of Diversified.

     Net sales for the nine months ended September 30, 1998, increased $45.0 million or 93.8%, to $93.0 million from $48.0 million for the same period in 1997. The acquisitions of TSI, K&S and Opto-Tech, accounted for $44.5 million and an increase in sales at LoDan of $13.6 million. This increase was offset by sales of $8.2 million due to the sale of Diversified and a decrease in Bond sales for the same period in 1997.

     Operating income for the nine months ended September 30, 1998, increased $8.2 million, or 221.6%, to $11.9 million from $3.7 million for the same period in 1997. Operating income was increased by the aforementioned acquisitions by $8.8 million, but was slightly offset by lower income at Bond and the sale of Diversified.


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

     Operating activities. Net cash provided by operating activities for the nine months ended September 30, 1998 was $5.4 million, compared to $4.9 million used in activities during the same period in 1997. The increase in cash was due to a concentrated effort by each company to reduce receivable and inventory balances.

     On July 14, 1998, the Company acquired the net assets of Opto-Tech Industries, Inc. for $6.4 million. The purchase was financed with $5.15 million of borrowings from the Company's revolving credit agreement and $1.25 of subordinated sellers notes.

     On July 9, 1998, the Company sold its stock of Diversified Wire and Cable for $16.0 million which resulted in a loss of approximately $5.4 million.
The proceeds from the sale were used to pay $1,500 in subordinated seller notes to the original owners of Diversified, $13,500 to pay down the Company's revolving credit facility, and $1.0 million which is placed in escrow until January 9, 1999, pending certain events subsequent to the sale.

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

     Financing activities. During the period, the Company increased its borrowings under its revolving credit agreement by $12.7 million to fund its acquisitions and meet its additional purchase price, SAR and other acquisition related payments. The Company financed subordinated seller notes related to the K&S and Opto-Tech acquisitions of $1.5 million and $1.25 million respectively. The Company also financed $0.3 million of equipment relating to Johnson Components through a short-term note, $0.3 of capital expenditures relating to its cable conduit facility in India under its term loan agreement with Oriental Bank of Commerce, and $0.6 million of capital expenditures relating to its cable conduit facility in the Czech Republic under its short-term credit agreement with Czech ABN Amro. The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $110.0 million to fund acquisitions and provide working capital and for other general corporate purposes. As of November 13, 1998, the Company has approximately $30.0 million of available funds under this Agreement.

     The Company expects its principal sources of liquidity to be from its operating activities and funding from the revolving line of credit agreement. The Company further expects that these sources will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest, taxes, debt repayment, and future acquisitions for at least the next twelve months.


YEAR 2000 DISCLOSURE

     Introduction. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     State of Readiness. Based on recent assessments, the Company determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

     The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. The Company is in the process of assessing all systems that could be significantly affected by the Year 2000 issue. Preliminary results of this assessment indicated that some of the Company's significant information technology systems could be affected, particularly the general ledger, billing, and inventory systems. The preliminary assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) may also be at risk. In addition, based on a review of its product lines, the Company has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 issue compliant. Accordingly, the Company does not believe that the Year 2000 issue presents a material exposure as it relates to the Company's products. In addition, the Company is in the process of gathering information about the Year 2000 compliance status of its significant suppliers and continues to monitor their compliance.

     For its information technology exposures, to date the Company has completed a majority of the remediation phase and expects to complete software reprogramming and replacement no later than June 30, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. The testing and implementation phases for all significant systems are expected to be completed by September 30, 1999. The four phases of the Company's Year 2000 program in relation to operating equipment is on-going and expected to be completed by December 31, 1999.

     Risks. Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company could be materially adversely affected. In addition, disruptions in the economy generally resulting from the Year 2000 issue could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     Contingency Plans. The Company's contingency plans, in the event it does not complete all phases of the Year 2000 program, are incomplete at this time.


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


                              JORDAN TELECOMMUNICATION PRODUCTS, INC.






                              by: /s/ John LaVitola
                                  Chief Financial Officer




November 13, 1998