Form 10-K
period 1998-12-31
JORDAN TELECOMMUNICATION PRODUCTS INC
filed 1999-03-31
CIK 1044314

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended December 31, 1998      Commission File Number
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

     The number of shares outstanding of Registrant's Common
Stock as of March 30, 1999:  983,916.6667.

                       TABLE OF CONTENTS

                                                       PAGE

Part I


Item 1.   Business                                           3
Item 2.   Properties                                        11
Item 3.   Legal Proceedings                                 13
Item 4.   Submission of Matters to a Vote of Security
          Holders                                           13


Part II


Item 5.   Market for the Registrant=s Common Equity and
          Related Stockholder Matters                       14
Item 6.   Selected Financial Data                           15
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations               16
Item 8.   Financial Statements                              23
Item 9.   Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure               50


Part III


Item 10.  Directors and Executive Officers                  51
Item 11.  Executive Compensation                            54
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                             55
Item 13.  Certain Relationships and Related Transactions    56


Part IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports
          On Form 8-K                                       59

          Signatures                                        60

                            PART I
                       ITEM 1.  BUSINESS

                          THE COMPANY
     Jordan Telecommunication Products, Inc., incorporated in Delaware on July 18, 1997 (collectively with its subsidiaries is herein after referred to as the ACompany@), is a leading worldwide designer, manufacturer and provider of products and services to the rapidly growing telecommunications and data communications industries.

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

                           BUSINESS

Business Segment Information

     The Company operates in three business segments: infrastructure products, custom cable assemblies, and electronic connectors and components. The percentages of the Company's total net sales by segment in each of its last three fiscal years were as follows:

                                           1998     1997    1996
     Infrasturcture Products                48%     54%     57%
     Electronic Connectors and Components   14%     18%     30%
     Custom Cable Assemblies                38%     28%     13%

     Total                                 100%    100%    100%

     For additional segment information see Note 17 of the Notes to the Consolidated Financial Statements.


Infrastructure Products

     The Infrastructure Products segment consists of four operating units: Dura-Line Corporation and subsidiaries ("Dura-Line"), Viewsonics, Inc. and subsidiary ("Viewsonics"), Northern Technologies Holdings, Inc. and subsidiary ("Northern"), and Engineered Endeavors, Inc. ("EEI").

   The businesses in this segment provide products and services for the construction, expansion and maintenance of the "outside plant" portion of the telecommunications infrastructure. The products cover a broad range of applications, including: cable conduit systems, cable television transmission equipment, power conditioning systems, and antenna support systems.

Cable Conduit Systems

     The Company, through Dura-Line, supplies specialized telecommunications high-density polyethylene ("HDPE") conduit systems, used to install and protect outside plant fiber optic cables, CATV coaxial cables, and electrical cable systems. These conduit systems protect network infrastructure cables from environmental or accidental physical damage as well as facilitate and reduce the cost of cable installation and maintenance. Dura-Line manufactures a wide variety of cable conduit products, including special fire-resistant and expandable capacity conduit systems. The majority of the Company's sales to the fiber optic and coaxial conduit market are comprised of either patented or proprietary products. The Company's patented SILICORE technology is a solid co-extruded polymer lubricant lining that accounted for $90.8 million, $93.1 million and $61.8 million in sales of cable conduit products in 1998, 1997 and 1996, respectively. The low coefficient of friction characteristics of SILCORE allows fiber optic and other cables to be easily "pulled" or "blown" through the conduit, thus saving customers significant time and money during installation, repair and upgrade procedures.

     Dura-Line markets its products internationally through a direct sales force and independent sales representatives. Dura-Line sells to local and regional telecommunications companies, competitive access providers ("CAPs"), competitive local exchange carriers ("CLECs"), the regional bell operating companies ("ROBCs"), and cable television ("CATV") operators.

     Dura-Line has cable conduit manufacturing operations in the United States, Mexico, the United Kingdom, and China. Dura-Line also has manufacturing joint ventures in the Czech Republic (70%), Spain (100%), Israel (33.33%), India (50%, plus one share) and Malaysia (60%).

Cable Television Transmission and Connection Equipment

     Through Viewsonics, the Company designs, manufactures and distributes high-quality CATV splitters, amplifiers and patented electronic security components. These devices, used to insure signal integrity, are attached to the cable "drop line" at the home or business and connect the user's television or other electronic equipment to the cable or satellite system. Viewsonics also provides products for use in the "head end" transmitters of Multi-Channel Multi-Point Distribution Systems ("MMDS"), a wireless alternative to cable television.

     Viewsonics sells its products through a direct sales force to many of the major CATV service providers and through distributors who supply smaller CATV service providers.

Power Conditioning Systems

     The Company, through Northern, supplies commercial power conditioning and protection equipment for protecting sensitive equipment against sudden or extreme increases in voltage or variable electrical power. Such power "transients" can result from lightning, ground faults and public utility switching and can cause extensive damage to critical equipment. The majority of Northern's sales are from power conditioning system products used to protect equipment on individual towers and sites in Personal Communication Systems ("PCS") and cellular phone networks. Northern also provides products such as voltage regulators, grounding devices, uninterruptible power supplies and isolation transformers for use in a wide variety of critical communications, medical, and industrial applications. Northern's products employ patented applications of silicone avalanche diode technology, which provides a very fast response to voltage differentials.

     Nearly 42% of Northern's sales in 1998 are to PCS service providers. Northern believes its customer base includes over half of the major PCS providers from the first two Federal Trade Commission ("FTC") auctions of PCS licenses. In 1995, Northern signed a five-year contract to be the exclusive supplier of power conditioning equipment to one of the largest PCS providers in the United States.

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


Electronic Connectors and Components

     The Electronic Connectors and Components segment consists of four operating units: AIM Electronics Corporation ("AIM"), Cambridge Products Corporation ("Cambridge"), Johnson
Components, Inc. ("Johnson"), and Vitelec Electronics Ltd ("Vitelec"), which is located in the United Kingdom. Through these businesses, the Company designs, manufactures and provides worldwide, a broad range of electronic connectors, including radio frequency ("RF") and coaxial connectors, plugs, adapters, and electronic hardware, as well as electronic network and security components. These products are used in telecommunications, data communications, and other original equipment manufacturing ("OEM") applications that require miniaturization and high frequency ranges, such as wireless telecommunications.

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

     The Company sells its electronic connectors and components to commercial and consumer electronic customers throughout the world, directly and through a network of manufacturers' representatives and distributors. The Company imports a portion of its connectors and components through AIM and Vitelec and produces high-quality RF and coaxial connectors, specializing in miniature and sub-miniature RF connectors, through its Johnson and Cambridge operations.

     During 1998, the company reorganized the Electronic Connectors and Components group. AIM, Cambridge, Vitelec and Johnson now report into one management team. Production facilities and vendors were consolidated to lower costs. Sales and marketing teams were consolidated to leverage a broader product basket. As a result of this reorganization, the Cambridge facility in Connecticut was closed and relocated to the facility in Waseca, MN.

Custom Cable Assemblies

     The Custom Cable Assemblies segment consists of four operating units: Bond Holdings, Inc. ("Bond"), including K&S Sheet Metal, which was purchased on January 20, 1998, Diversified Wire & Cable, Inc. ("Diversified") which was sold on July 9, 1998, LoDan West, Inc. ("LoDAN"), which was acquired on May 30, 1997, and Telephone Services Holdings, Inc. ("TSI"), which on October 31, 1997 acquired Telephone Services of Florida, Inc. and on July 14, 1998 purchased Opto-Tech Industries, Inc. Through these businesses, the Company designs, engineers and manufacturers custom cable assemblies for internetworking suppliers, OEMs and RBOCs for use primarily in the data communications and telecommunications industries. The Company also is a broad line provider and value-added reseller of wire and cable and custom cable assemblies for local area networks ("LANs") and other commercial networking applications.

     Cable assemblies are found in a broad range of electronic equipment, including computers and related peripherals, network bridges and routers, telephone switching equipment, central offices and electrical controls. These products are assembled from bulk, coaxial, fiber optic or other cables and discrete wire and various electronic connectors that are attached to one or more cable ends. The Company offers customers sophisticated in-house product design and technical support capabilities, including support teams that work closely with the customer through all stages of product planning and production. The
Company believes that its close coordination with customers, adherence to strict quality control standards and its investment in production facilities and equipment help it attract and retain its broad customer base.

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

Backlog

     The Company's approximate backlog of unfilled orders at the dates specified was as follows:
                                                  Backlog
                                                  (Dollars
                                                  in
     December 31, 1998                           thousands)

     Infrastructure Products                       $10,198
     Electronic Connectors and Components            2,854
     Custom Cable Assemblies                        16,093
                                                   $29,145

                                                  Backlog
                                                  (Dollars
                                                     in
     December 31, 1997                           thousands)

     Infrastructure Products                       $ 8,537
     Electronic Connectors and Components            3,876
     Custom Cable Assemblies                        19,702
                                                   $32,115

     The Company will ship substantially all of its 1998 year end backlog during 1999.

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

     The  Company's  sales representatives  undergo  continuous training within their related product groupings to develop a high degree of technical expertise. Sales personnel are compensated through a combination of salary and incentive based plans. The Company also markets its products through multi-lingual direct mailings of brochures and catalogs and advertising in trade journals.

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

Manufacturing and International Operations

     The Company currently operates 31 manufacturing and distribution facilities in nine countries around the world. The Company's products are manufactured and assembled at Company owned or leased facilities in the United States, China, the Czech Republic, Mexico and the United Kingdom, through manufacturing joint ventures in Spain, India, Malaysia and Israel, and at the facilities of contract manufacturers in various countries including Korea, Japan, Singapore and Taiwan. The Company derived approximately $59.5 million, $61.9 million and $35.6 million; 19.2%, 24.1% and 26.8% of its total 1998,
1997 and 1996 net sales, respectively; from customers located outside of the United States.

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

Employees and Labor Relations

     As of December 31, 1998 the Company employed an aggregate of approximately 2,148 employees, including approximately 581 full-time salaried employees and approximately 1,567 full and part-time hourly employees. Approximately 7% of the Company's employees are covered by a collective bargaining agreement, which expires in 2000. The Company believes that its relations with its employees are good.

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

Raw Materials; Suppliers

     The Company purchases a wide variety of raw materials for manufacturing its products. These raw materials include: plastic resins, such as HPDE, used in manufacturing cable conduit and in molding connector bodies and inserts, brass used in manufacturing RF connectors, copper alloys used for contacts and precious metals, such as gold and palladium, used in plating. All raw materials are generally readily available throughout the world and most are purchased on the spot market from a variety of suppliers. The Company is not dependent upon any one source for any of the raw materials used in manufacturing its products unless following a specific customer request. The prices at which the Company purchases most of its raw materials are based upon market prices at the time of purchase. The Company does not enter into contractual agreements with respect to most of the raw materials it uses. However, the Company does have a contract with its brass supplier that allows the Company to return to the supplier, as scrap, up to 50% of the brass it purchases. As a result, the Company only pays for the brass it actually uses. Many of the raw materials used by the Company have historically been subject to price fluctuations. In most cases, the Company is able to pass on to its customers significant price fluctuations in the market prices of the raw materials used in its products, although product price increases typically lag behind the actual increase in raw material prices.

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

Intellectual Property

     The Company relies on a combination of patent, copyright, trademark and trade secret laws and contractual agreements to protect its proprietary technology and know how. The Company owns and uses trademarks and brandnames to identify itself as a source of certain goods and services, including the DURA-LINE and SILICORE trademarks, both of which are registered in the United States and various foreign countries, and the VIEWSONICS brandname, in which the Company has common law rights. The Company's SILICORE technology includes a patented solid co-extruded polymer lubricant lining that uses a silicone-based lubricant which is marketed and sold under the SILICORE trademark. There can be no assurance that the Company will be granted additional patents or that the Company's patents either will be upheld as valid if ever challenged or will prevent the development of competitive products. The Company's U.S. patents expire between 2004 and 2010 and the U.S. patent with respect to the SILICORE lubricant lining expires in 2007. The Company has not sought wide spread foreign patents for most of its technologies, including technologies which have been patented in the United States, such as the SILICORE lubricant lining, which may adversely affect the Company's ability to protect its technologies and products in foreign countries. The Company protects its confidential, proprietary information as trade secrets.

     Except for the SILICORE polymer pipe products, certain of the Company's CATV components and its fiber optic connector technology, the Company=s products are generally not protected by virtue of any proprietary rights such as patents. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology and know-how or that the Company=s competitors will not independently develop technologies that are substantially equivalent to or superior to the Company's technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. In the Company's opinion, the loss of any intellectual property asset, other than the DURA-LINE or SILICORE trademarks, or the patent or manufacturing trade secrets covering the solid co-extruded polymer lubricant lining used in connection with the SILICORE technology, would not have a material adverse effect on the conduct of the Company's business.

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

Environmental

     The Company is subject to numerous U.S. and foreign federal, state, provincial, and local laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Water Act, the Clean Air Act, the Emergency Planning and Community Right-To-Know Act and the Resource Conservation and Recovery Act. Under CERCLA and analogous state laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws frequently impose cleanup liability regardless of whether the owner or operator knew of or was responsible for the presence of such hazardous or toxic substances and regardless of whether the release or disposal of such substances was legal at the time it occurred. Regulations of particular significance to the Company's ongoing operations include those pertaining to handling and disposal of solid and hazardous waste, discharge of process wastewater and stormwater and release of hazardous chemicals. The Company believes it is in substantial compliance with such laws and regulations.

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


                      ITEM 2. PROPERTIES

Properties

     The Company=s headquarters is located in an approximately 31,700 square foot office space in Deerfield, Illinois that is provided by Jordan Industries pursuant to the Transition Agreement (See Note 11 to the Consolidated Financial Statements and Item 13. ACertain Relationships and Related Transactions@).

     The principal properties of the Company, the location, user/subsidiary, primary use, square feet and ownership status thereof as of December 31, 1998, are set forth in the table below:

United States/        User/                       Square   Owned/
Locations            Subsidiary   Primary Use     Feet     Leased

Anaheim, CA           Bond        Manufacturing/   22,000    Sub-
                                  Administration             Leased

Huntington Beach,     Bond        Manufacturing/  102,000    Leased
CA                                Administration

Newark, CA            Bond/K&S    Manufacturing/   30,000    Leased
                      Sheet Metal Administration

San Carlos, CA        LoDan       Manufacturing    22,500    Leased
                                  Administration

San Carlos, CA        LoDan       Manufacturing     9,000    Leased

San Carlos, CA        LoDan       Manufacturing    13,500    Leased

Shasta Lake City,     TSI         Manufacturing     6,000    Leased
CA                                Distribution

Boca Raton, FL        Viewsonics  Administration/  18,300    Leased
                                  Distribution
                                  Research and
                                  Development

Riverview, FL         TSI         Administration   75,000    Leased
                                  Manufacturing/
                                  Distribution

Sunrise, FL           AIM         Manufacturing/   36,000    Leased
                                  Administration/
                                  Distribution

Tampa, FL             TSI         Manufacturing/   20,000   Leased
                                  Distribution

Middlesboro, KY       Dura-Line   Manufacturing/   80,000    Owned
                                  Administration

Belle Chasse, LA      Engineered  Distribution    195,000    Leased
                      Endeavors

Waseca, MN            Johnson     Manufacturing    70,000    Sub-
                                  Administration             leased

Sparks, NV            Dura-Line   Manufacturing    35,000    Owned

Mentor, OH (1)        Engineered  Manufacturing/   48,000    Leased
                      Endeavors   Administration

Pryor, OK             Dura-Line   Manufacturing    34,000    Owned
                                  Administration

Knoxville, TN         Dura-Line   Administration   10,000    Leased

Austin, TX            Bond        Manufacturing/   13,000    Leased
                                  Administration

Grand Prairie, TX     TSI         Manufacturi      15,000    Leased
                                  Distribution

Liberty Lake, WA      Northern    Manufacturing/   27,000    Leased
(2)                               Administration

International
Locations

Shanghai, China       Dura-Line   Manufacturing   52,000    Leased
                                  Administration

Shanghai, China       Dura-Line   Sales            1,000    Leased
                                  Office/
                                  Administration

Shanghai, China       Viewsonics  Manufacturing   38,000    Leased
                                  Administration

Zlin, Czech           Dura-Line   Manufacturing/  40,000    Owned
Republic                          Administration

Paris, France         Vitelec     Sales            1,000    Leased
                                  Office

Goa, India            Dura-Line   Manufacturing/  48,000    Owned
                                  Administration

New Delhi, India      Dura-Line   Administration/  2,000    Leased
                                  Sales Office

Tel Aviv, Israel      Dura-Line   Manufacturing/  10,000    Leased
(3)                               Administration

Beranang, Malaysia    Dura-Line   Manufacturing/  64,000    Leased
                                  Administration

Mexico City,          Dura-Line   Sales            1,000    Leased
Mexico                            Office/
                                  Administration

Queretaro, Mexico     Dura-Line   Manufacturing/ 146,000    Leased
                                  Administration

Ciudad Real, Spain    Dura-Line   Manufacturing    3,000    Leased

Bordon Hants,         Vitelec     Distribution/   14,000    Owned
United Kingdom                    Administration/
                                  Assembly

Grimsby, United       Dura-Line   Manufacturing/  28,000    Owned
Kingdom                           Administration

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



              ITEM 4.  SUBMISSION OF MATTERS TO A
                   VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1998.

                            PART II

      ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS


     There  is  no  established public trading market  for  the
Company's  Common Stock. At December 31, 1998,  there  were  22 holders of record of the Company's Common Stock.

     The Company has not declared or paid any cash dividends on its capital stock since its formation. The Company is not required to pay cash dividends on its Senior Preferred Stock until November 1, 2002. The Company intends to retain future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future on the Senior Preferred Stock or on the Common Stock. In addition, the terms of the Indenture=s and Bank Credit Agreement limit the amount of cash dividends the Company may pay with respect to the Senior Preferred Stock, the Common Stock and other equity securities.

               ITEM 6.  SELECTED FINANCIAL DATA

     The    following   table   presents   selected   financial
information  (dollars in thousands) derived from the  Company=s
Consolidated Financial Statements.

                                For the Year Ended December 31,
                            1998      1997      1996      1995      1994
Operations Data: (1)
Net sales               $310,028   $257,010    $132,999    $96,969   $64,690
Depreciation               6,771      5,451       4,071      2,621     1,807
Amortization               8,114      5,487       2,571      2,484     3,293
Stock appreciation
rights expense                 -     15,871       3,411      1,097     1,239
Management fees and other  4,706      4,874       3,307      1,869     1,641
Operating income          30,791     13,258      13,323     14,886     8,388

Other income (expense):
Interest expense         (39,521)   (25,749)    (11,826)    (6,555)   (5,778)
Interest income              521        486         152        156         4
Other income expense         (57)        (5)        (31)        --        --

Income (loss) before
income taxes, minority
interest and
extraordinary item      (14,725)    (12,000)      1,618     8,487      2,614
Provision (benefit) for
income taxes              4,287      (1,676)      3,647     4,062      1,172

Income (loss) before
minority  interest and
extraordinary   item    (19,012)    (10,324)     (2,029)    4,425      1,442

Minority interest          (401)       (543)       (548)     (419)       (57)

Income (loss) before
extraordinary item      (19,413)    (10,867)     (2,577)    4,006      1,385

Extraordinary item           -         (479)        --        --        --

Net income (loss)      $(19,413)   $(11,346)    $(2,577)   $4,006     $1,385

Balance Sheet Data (at
period end): (1)
Cash and cash          $  8,040    $  8,988     $ 6,385    $ 2,798    $  862
equivalents

Total assets            331,298     334,514     179,646     62,748    49,445
Long-term debt (less
current portion)        376,142     358,830     147,186     52,009    46,368
Preferred stock          30,100      43,490       1,875      1,875     2,695
Shareholders' equity
(net capital
deficiency)           $(135,265) $(130,059)   $11,379)   $(11,216)  $(15,163)



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

     The Company's Infrastructure Products segment is tied closely to the infrastructure build-outs of the countries in which it has market positions including phone/internet infrastructures, wireless networks and CATV infrastructures. These build-outs are dependent on the overall health of the local economy and continued use of telecommunications services.

     The growth and performance of the Company's Custom Cable Assemblies segment is dependent on the demand for its customer's products and the continued use of datacommunications networks. The Company feels it has aligned itself with fast growing, telecommunications and datacommunications leaders.

     The  Electronic  Connectors  and  Components  segment   is
focused largely on the RF portion of the connector market and is dependent on the continued trend to electronic use of all types of products.

     Management believes that it has positioned itself favorably in its markets and reasonably anticipates its growth rates to equal or exceed those of the respective markets in
which  it  operates for at least the next 12 months.   However,
there can be no assurances that such a growth rate will be sustained in the future.

       A substantial portion of the Company's growth during the past three years is the result of the acquisitions during this period. The Company acquired Johnson in January 1996, Diversified in June 1996, Viewsonics in August 1996, Vitelec in August 1996, Bond in September 1996, Northern in December 1996, LoDan in May 1997, EEI in September 1997, TSI in October 1997, K&S Sheet Metal in January 1998 and Opto-Tech in July 1998. Each of these acquisitions has been accounted for under the purchase method of accounting and is included in the Company=s consolidated financial statements from their respective dates of acquisition. As a result of these acquisitions, the Company's consolidated results for 1998, 1997 and 1996 are not directly comparable.

     These acquisitions have had a significant impact on the Company=s results of operations and financial position. Results of operations have been affected by increases in amortization of intangibles (including non-competition agreements, which are typically amortized over a period of five years, and goodwill), inventory costs, depreciation (resulting from purchase accounting adjustments), interest expense, and deferred financing and prepayment fees.

The following table is a summary of net sales, operating income and net loss for the years ended December 31, 1998, 1997 and 1996, respectively:

                                           Year  Ended December 31,
                                           1998      1997      1996
Net sales
Infrastructure Products                 $149,462    $139,789   $75,179
Electronic Connectors and Components      43,011      45,041    40,275
Custom Cable Assemblies                  117,555      72,180    17,545
Total net sales                         $310,028    $257,010  $132,999

Operating Income
Infrastructure Products                 $ 19,323    $ 18,914  $  7,650
Electronic Connectors and Components       8,472      10,040    10,484
Custom Cable Assemblies                   14,470         824     5,279
Unallocated amounts:
    Stock appreciation rights expense         -      (15,871)   (3,411)
    Loss on foreign currency transactions (3,020)         -         -
    Management fees                       (3,087)     (2,964)   (2,224)
    Corporate Expenses                    (5,367)     (2,140)       -
         Total Operating Income          $30,791    $ 13,258  $ 13,323

Net loss                                ($19,413    ($11,346)  ($2,577)

Consolidated Results of Operations

     Net  sales  in 1998 increased $53.0 million,  or  21%,  to
$310.0 million from $257.0 million in 1997. The increase in sales was due to the acquisitions of Telephone Services Holdings, Inc. (TSI), LoDan West, Inc. (LoDan) and Engineered Endeavors, Inc. (EEI), which were not owned for the full year 1997 and the acquisitions of K&S Sheet Metal and Opto-Tech during 1998. Combined, these acquisitions accounted for approximately 123% of the increase in net sales. The offsetting decrease came from the sale of Diversified during the year and a slow down of business at Bond Technologies.

     Net sales in 1997 increased $124.0 million, or 93%, to $257.0 million from $133.0 million in 1996. The increase in sales was due to the acquisitions of Johnson Components, Diversified, Viewsonics, Vitelec, Bond Technologies, Northern Technologies, Inc. (Northern), LoDan, EEI and TSI, which were not owned for the full year 1996. Combined, these acquisitions accounted for approximately 80% of the increase in net sales. The balance of the sales increase was attributed to higher sales of cable conduit, particularly international sales, due to the addition of new manufacturing facilities in Mexico and China.

     Operating income in 1998 increased $17.5 million, or 132%, to $30.8 million to 1997. The increase was primarily due to a $15.9 million Stock Appreciation Rights ("SAR") expense incurred in April 1997, which relates to the Company's acquisition of Dura-Line in 1985. Excluding the effects of SAR expenses in 1997, operating income in 1998 rose $1.7 million, or 5.7%, to $30.8 million from $29.1 million. This increase (excluding the SAR expense) was due to the above acquisitions, which added $12.4 million of operating income. Partially offsetting this was an increase in corporate expenses and overhead for the full year of 1998 as opposed to only 5 months in 1997, business slow down at Bond Technologies and Engineered Endeavors, and a foreign currency transaction loss of $3.0 million during 1998.

     Operating income in 1997 was flat compared to 1996 due to the above mentioned $15.9 million Stock Appreciation rights expense. Excluding the effects of SAR expense in 1997, operating income in 1997 would have increased $12.4 million to $29.1 million from $16.7 million in 1996. This increase in operating income (excluding the SAR expense) was due to the acquisitions described above, which added $14.6 million in operating income. Partially offsetting this was an increase in management fees due to the new acquisitions, and separately recording corporate expenses in 1997.

     Operating margins increased to 10% in 1998 from 5% in 1997. Excluding the SAR expenses, operating margins would have been down 1.3% from 11.3% in 1997. This decrease is attributed to the 1998 full year impact of the above mentioned management fees, and the business slowdown at Bond Technologies and Engineered Endeavors. Combined, these accounted for 3.9% of the decrease. The offsetting increase in operating margins is due to the full year impact of the TSI and LoDan acquisitions in 1997.

     Operating margins in 1997 decreased to 5% in 1997 from 10% in 1996. Excluding the SAR expenses, operating margins would have declined to 11.3% in 1997 from 12.6% in 1996. This decline is attributed to the increase in the above mentioned management fees as well as the underabsorption of overhead relating to new China and Mexico facilities, international market development costs and lower operating margins at AIM.

     Interest expense in 1998 increased $13.8 million to $39.5 million from $25.7 million in 1997 due to borrowings to finance acquisitions and amortization of deferred financing fees and debt discount resulting from the July 1997 debt offering.

Infrastructure Products

     Net sales in 1998 increased $9.7 million to $149.5 million, or 6.9%, to from $139.8 million in 1997. The increase was primarily due to the acquisition of EEI that was not owned for the full year of 1997. This accounted for 100% of the increase. Lower sales at Dura-Line=s US and Czech Republic operations were offset by increases of the full year impact at Dura-Line=s China location and new Spain facility. Increases were also recorded at Northern and Viewsonics.

     Net sales in 1997 increased $64.6 million, or 86%, to $139.8 million from $75.2 million in 1996. The acquisitions of Viewsonics, Northern and EEI accounted for approximately 61% of the increase. The balance is accounted for by higher net sales of cable conduit, particularly international sales, due to Dura-Line's manufacturing facilities in China and Mexico.

     Operating income in 1998 increased $0.4 million, or 2.1%, to $19.3 million from $18.9 million in 1997. The increase is due to stronger sales and margins at Viewsonics and the full year impact of Dura-Line China partially offset by a business slowdown at EEI.

     Operating income in 1997 increased $11.2 million, or 145%, to $18.9 million from $7.7 million in 1996. The acquisitions of Northern and Viewsonics, which were not owned a full year in 1996, and EEI, which was acquired in September 1997, account for the majority of the increase.

Electronic Connectors and Components

     Net sales in 1998 decreased $2.0 million, or 4.5% to $43.0
million  from  $45.0  million  in  1997.   Sales  declines   at
Cambridge and Johnson accounted for the decrease.

     Net sales in 1997 increased $4.7 million, or 12%, to $45.0 million from $40.3 million in 1996. The majority of the increase is due to the acquisition of Vitelec, which was not owned for the full year in 1996 and higher net sales from Johnson, which was acquired in January 1996. These increases were partly offset by lower sales from AIM. Combined these acquisitions accounted for approximately 123% of the increase in net sales.

     Operating income in 1998 decreased $1.6 million, or 15.6% to $8.5 million from $10.0 million in 1997. Lower sales accounted for $0.8 million of the decrease and expenses related to the reorganization of Cambridge and AIM into Johnson Components accounted for the remainder.

     Operating income in 1997 decreased $0.5 million, or 5%, to $10.0 million from $10.5 million in 1996. This decease was due to additional operating income of $0.9 million from the acquisitions of Johnson and Vitelec, which were not owned a full year in 1996, offset by $1.4 million decrease in operating income from AIM. Lower domestic sales and lower profits negatively impacted AIM=s operating margins in 1997.

Custom Cable Assemblies

     Net  sales  in 1998 increased $45.4 million,  or  63%,  to
$117.6 million from $72.2 million in 1997. The increase in sales was due to the acquisitions of TSI and LoDan which were not owned for the full year 1997 and the acquisitions of K & S Sheet Metal and Opto-Tech during 1998. Combined these acquisitions accounted for approximately 148% of the increase in net sales. These increases were partially offset by the sale of Diversified in 1998 and lower sales at Bond Technologies.

     Net sales in 1997 increased $54.7 million to $72.2 million from $17.5 million in 1996 due to the acquisitions of Diversified and Bond, which were not owned for the full year in 1996, and LoDan, EEI and TSI, which were acquired in 1997.

     Operating income in 1998 increased $9.2 million, or 174%, to $14.5 million from $5.3 million in 1997. The primary reason for the increase is due to the above acquisitions which added $12.8 million of operating income. These increases were partially offset by the sale of Diversified in 1998 and lower sales at Bond.

     Operating income in 1997 increased $4.5 million to $5.3 million from $.8 million in 1996. The acquisition of Bond and Diversified, which were not owned a full year in 1996, and LoDan, EEI and TSI, which were acquired in 1997 account for the increase.

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

     Operating activities. Net cash provided by operating activities for the year ended December 31, 1998 was $15.8 million, compared to $1.3 million used in operating activities during the same period in 1997. The increase was primarily the result of improved working capital specifically in receivable collection, inventory control, and payables.

     Investing activities. Capital expenditures were $9.8 million for the year ended December 31, 1998 compared to $9.9 for the year ended December 1997. The expenditures primarily relate to the new plant in Pryor, OK and a new production line and office in the Czech Republic for Dura-Line.

     Net cash used in investing activities primarily relates to acquisitions and related costs partially offset by the proceeds from the sale of a subsidiary.

     Financing activities. The Company's annual cash interest expense on the Senior Notes, which are due 2007, is approximately $18.8 million. Interest on the Senior Notes is payable semi-annually on February 1 and August 1 of each year. Cash interest on the Discount Notes, which are due 2007, is payable semi-annually beginning February 1, 2001. Dividends on the Company's Senior Preferred Stock accrue quarterly each February 1, May 1, August 1, and November 1. Dividends may be paid, at the Company's option, in cash or additional shares of Senior Preferred Stock until August 1, 2002. The Company's credit agreement currently prohibits the Company from paying cash dividends on the Senior Preferred Stock.

     The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $110.0 million to fund acquisitions and provide working capital and for other general corporate purposes. The Credit Agreement provides for a revolving line of credit of $110.0 million through July 2002 and the agreement is secured by a first priority security interest in substantially all of the Company's assets, including a pledge of all of the stock of the Company's subsidiaries. Payments of principal and interest on amounts borrowed under the Credit Agreement are guaranteed by the Company's subsidiaries. As of March 30, 1999, the Company has approximately $15 million of available funds under this Agreement.

     The Company expects its principal sources of liquidity to be from its operating activities and funding from the revolving line-of-credit agreement. The Company further expects that these sources will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest, taxes, debt repayment, and future acquisitions for at least the next 12 months.

Year 2000

     Introduction. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using A00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     State of Readiness. Based on recent assessments, the Company determined that it will be required to modify or replace portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

     The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. The Company is in the process of assessing all systems that could be significantly affected by the Year 2000 issue. Preliminary results of this assessment indicated that some of the Company=s significant information technology systems could be affected, particularly the general ledger, billing, and inventory systems. The preliminary assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) may also be at risk. In addition, based on a review of its product lines, the Company has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 issue compliant. Accordingly, the Company does not believe that the Year 2000 issue presents a material exposure as it relates to the Company's products. In addition, the Company is in the process of gathering information about the Year 2000 compliance status of its significant suppliers and continues to monitor their compliance.

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

Foreign Currency Impact

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

     The Company has no notional amount of foreign currency forward exchange contracts outstanding at December 31, 1998 or December 31, 1997.

Seasonality and Inflation

     The results of the Company's infrastructure products business segment are adversely affected by winter in certain of the geographic markets in which it operates. The effects of seasonality have been mitigated by the substantial growth in net sales from period to period due to the Company's acquisitions.

     The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.


      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                       ABOUT MARKET RISK


      The Company does not engage in hedging or other market structure derivative trading activities. Additionally, the Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At December 31, 1998, the Company has $73 million in variable rate debt outstanding. A one percentage point increase in interest rates would increase the amount of annual interest paid by approximately $0.7 million. The Company does not believe that its market risk financial instruments on December 31, 1998 would have a material effect on future operations or cash flows.

                 ITEM 8.  FINANCIAL STATEMENTS


                                                       PAGE NO.


     Reports of Independent Auditors                     24


     Consolidated Balance Sheets as of
     December 31, 1998 and 1997                          27


     Consolidated Statements of Operations
     for the years ended December 31, 1998, 1997 and
     1996                                                28


     Consolidated Statements of Changes in
     Shareholders= Equity (Net Capital Deficiency) for
     the years ended December 31, 1998, 1997 and 1996    29


     Consolidated Statements of Cash Flows for
     the years ended December 31, 1998, 1997 and 1996    30


     Notes to Consolidated Financial Statements          31

                Report of Independent Auditors




The Board of Directors and Shareholders
Jordan Telecommunication Products, Inc.


We have audited the accompanying consolidated balance sheets of Jordan Telecommunication Products, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of certain subsidiaries whose statements reflect total assets constituting 7% and 15% as of December 31, 1998 and 1997, respectively, and net sales constituting 9%, 21% and 13% for the years ended December 31, 1998, 1997 and 1996, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for these subsidiaries, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jordan Telecommunication Products, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with
generally  accepted  accounting  principles.   Also,   in   our
opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                   Ernst & Young LLP


Chicago, Illinois
March 4, 1999, except
for Note 20 as to which the date
is March 31, 1999

                 Independent Auditors' Report




To the Board of Directors and Stockholders
Northern Technologies Holdings, Inc.
Deerfield, Illinois


We have audited the consolidated balance sheets of Northern Technologies Holdings, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholder's equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used in significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Technologies Holdings, Inc. as of December 31, 1998 and 1997, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles


                              Moss Adams LLP



Spokane, Washington
January 22, 1999

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Diversified Wire & Cable, Inc. as of December 31,1 997 and 1996, and the results of its operations, the changes in stockholders' equity and its cash flows for the year ended December 31, 1997 and for the period June 25, 1996 through December 31, 1996, respectively, in conformity with generally accepted accounting principles.





                              Mellen, Smith & Pivoz, P.C.



Bingham Farms, Michigan
January 22, 1998

            JORDAN TELECOMMUNICATION PRODUCTS, INC.

                  CONSOLIDATED BALANCE SHEETS
                 (DOLLAR AMOUNTS IN THOUSANDS)

                                                December 31,
                                              1998       1997

ASSETS
Current Assets:
  Cash and cash equivalents                   $8,040    $ 8,988
  Accounts receivable, net of allowance
  of $1,238 in 1998 and $867 in 1997          44,622     48,733
  Inventories                                 38,859     41,815
  Prepaid expenses and other current assets    3,428      2,956
          Total Current Assets                94,949    102,492

  Property, plant, and equipment, net         41,132     35,332
  Goodwill, net                              169,337    166,098
Deferred financing costs, net                  8,782      9,781
 Deferred income taxes                         4,707      6,000
  Other assets, net                           12,391     14,811

Total Assets                                $331,298   $334,514

LIABILITIES AND SHAREHOLDERS' EQUITY
(NET CAPITAL DEFICIENCY)
Current Liabilities:
  Accounts payable                          $ 19,269   $ 18,803
  Accrued interest payable                     8,546      8,236
  Accrued expenses and other current          20,214     22,290
   liabilities
  Due to affiliated company                    1,412      2,531
  Short-term notes payable                       737        641
  Current portion of long-term debt            2,856      1,197
          Total Current Liabilities           53,034     53,698

  Line of credit                              73,000     68,000
  Other long-term debt                       303,142    290,830
  Other non-current liabilities                3,287      5,179
  Minority interest                            4,000      3,376
13.25% Senior Preferred Stock at
 liquidation value; 29,493.9551 shares
 and 25,889.3836 shares issued and
 outstanding at December 31, 1998 and
 1997, respectively                           30,100     26,413
Junior Preferred Stock at liquidation
 value; 2,000 shares issued and
 outstanding at December 31, 1998 and
 1997, respectively                                0     17,077
Shareholders' Equity (Net Capital
Deficiency):
     Common Stock ($0.01 par value);
       1,000,000 shares authorized; 983,917 and
       994,639 shares issued
       and outstanding at December 31,
       1998 and 1997, respectively                10         10
     Additional paid-in capital                1,982      1,982
     Treasury Stock                              (22)        -0-
     Notes receivable from shareholders         (855)      (877)
     Accumulated other comprehensive income      329       (488)
     Retained earnings (Accumulated
      deficit)                              (136,709)  (130,686)
          Total Shareholders' Equity
          (Net Capital Deficiency)          (135,265)  (130,059)

  Total Liabilities and Shareholders'
    Equity (Net Capital Deficiency)         $331,298   $334,514
     (Net Capital Deficiency)



See accompanying notes to consolidated financial statements.

            JORDAN TELECOMMUNICATION PRODUCTS, INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLAR AMOUNTS IN THOUSANDS)


                                       Year Ended December 31,
                                       1998       1997      1996

Net sales                            $310,028   $257,010   $132,999
Cost of sales, excluding
 depreciation                         194,415    163,926     82,870
Selling, general, and
 administrative expenses               62,211     48,143     23,446
Depreciation                            6,771      5,451      4,071
Amortization of goodwill and
 other intangibles                      8,114      5,487      2,571
Stock appreciation rights expense         -0-     15,871      3,411
Loss on foreign currency
 transactions                           3,020        -0-        -0-
Management fees and other               4,706      4,874      3,307
     Operating income                  30,791     13,258     13,323
Other (income) and expense:
Interest expense                       39,521     25,749     11,826
Interest income                          (521)      (486)      (152)
Loss on sale of subsidiary              6,459        -0-        -0-
Other                                      57         (5)        31
     Total other expenses              45,516     25,258     11,705

Income (loss) before income
 taxes, minority interest and
 extraordinary item                   (14,725)   (12,000)      1,618
Provision (benefit) for income
 taxes                                  4,287     (1,676)      3,647
Loss before minority interest and
 extraordinary item                   (19,012)   (10,324)     (2,029)
Minority interest                         401        543         548

Loss before extraordinary item        (19,413)   (10,867)     (2,577)
Extraordinary item                        -0-       (479)        -0-

     Net loss                        $(19,413)  $(11,346)    $(2,577)





See accompanying notes to consolidated financial statements.

              JORDAN TELECOMMUNICATION PRODUCTS, INC.
  Consolidated Statements of Changes in Shareholders' Equity (Net
                        Capital Deficiency)
           Years ended December 31, 1998, 1997, and 1996
                   (DOLLAR AMOUNTS IN THOUSANDS)

                                                     Notes    Accumulated   Retained
                                  Additional       Receivable   Other        Earnings
                                   Paid-in Treasury   From    Comprehensive (Accumulated>
                    Shares  Amount Capital  Stock  Shareholders  Income        Deficit)   Total
Equity of
 Telecommunications
 Companies at December
   31, 1995            -    $  -   $  -    $  -      $  -        $  (193)   $(11,023)  $(11,216)
Net loss               -       -      -       -         -              -      (2,577)    (2,577)
Other comprehensive
 income, net of tax:
 Foreign currency
 translation
 adjustments           -       -      -       -         -            414           -         414
Comprehensive income   -       -      -       -         -              -           -      (2,163)
Issuance of subsidiary
 common stock in
 connection with its
 acquisition by Jordan -       -      -       -         -              -       2,000       2,000
Balance at December 31,
 1996                  -       -      -       -         -            221     (11,600)    (11,379)
Net loss               -       -      -       -         -              -     (11,346)    (11,346)
Other comprehensive
 income, net of tax:
  Foreign currency
  translation
  adjustments          -       -      -       -         -           (709)          -        (709)
Comprehensive income   -       -      -       -         -              -           -     (12,055)
Initial capitalization of
 the Company on
 July 21, 1997     959,639    10   1,910      -       (877)            -           -       1,043
Issuance of common
 stock in connection
 with the sale of Senior
 Preferred Stock Units
 on July 25, 1997   25,000     -      52      -         -              -           -          52
Costs incurred in connection
 with the sale of the
 Senior Preferred Stock
 Units                 -       -       -      -         -              -       (6,208)    (6,208)
Issuance of common stock
 on July 25, 1997   10,000     -      20      -         -              -            -        20
Acquisition of the
 Telecommunications
 Companies from Jordan
 on July 25, 1997      -       -      -       -         -              -      (102,990)  (102,990)
Dividends accrued on
 Junior Preferred
 Stock                -        -      -       -         -              -         2,923      2,923
Dividends declared on
 Senior Preferred
 Stock                -        -      -       -         -              -        (1,465)    (1,465)
Balance at December 31,
 1997              994,639    10     1,982    -       (877)          (488)    (130,686)  (130,059)

Net loss              -        -       -      -         -              -             -          -
Other comprehensive income,
net of tax:
  Foreign currency translation
  Adjustments         -        -       -      -         -             817            -        817
Comprehensive income  -        -       -      -         -              -             -    (18,596)
Repurchase common stock
 for Treasury      (10,722)    -       -     (22)        22            -             -          -
Dividends accrued on
 Junior Preferred
 Stock                -        -       -       -         -             -         17,077    17,077
Dividends declared on Senior
 Preferred Stock      -        -       -       -         -             -         (3,687)   (3,687)
Balance at December 31,
 1998              983,917  $  -   $1,982  $(22)     $ (855)        $ 329     $(136,709) $(135,265)


See accompanying notes to consolidated financial statements

              JORDAN TELECOMMUNICATION PRODUCTS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (DOLLAR AMOUNTS IN THOUSANDS)

                                          Year Ended December 31,
                                          1998        1997       1996
Cash flows from operating
activities:
Net loss                               $(19,413)    $(11,346)   $(2,577)
Adjustments to reconcile net loss
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization           14,885      10,938      6,642
  Deferred income taxes                     (579)     (5,952)    (1,188)
  Minority interest                          624       1,346        548
  Amortization of deferred financing
   fees                                      999         422        -0-
  Loss on sale of subsidiary               6,459         -0-        -0-
  Non-cash interest on Senior Notes
   and Senior Subordinated Notes          10,860      12,630        -0-
Changes in operating assets and
 liabilities (net of effects from acquisitions):
  Accounts receivable                      1,572     (10,337)     1,103
  Inventories                              (294)      (4,717)        54
  Prepaid expenses and other               (443)        (634)      (943)
    current assets
  Non-current assets                        573         (774)       287
  Accounts payable, accrued
   interest payable, and
   Accrued expenses and other             1,156       (1,153)    (4,607)
  Non-current liabilities                   481        1,652      3,285
  Due to affiliated company              (1,119)       6,594      3,668
  Other                                     -0-          -0-         41
  Net cash provided by (used in)
   operating activities                  15,761       (1,331)     6,313

Cash flows from investing
activities:
  Capital expenditures, net              (9,848)      (9,864)    (6,523)
  Purchase of Telecommunications
   Companies from affiliated company        -0-     (284,027)       -0-
  Acquisitions of subsidiaries          (22,562)    (110,153)       -0-
  Net proceeds from sale of
   subsidiary                            15,000          -0-        -0-
  Cash acquired in acquisitions of
   subsidiaries                           1,322        1,650      1,244
  Additional purchase price
   payments, SARA payments and other     (8,537)         -0-        -0-
  Acquisition of Dura-Line common
   stock and other                          -0-         (205)       -0-
  Net cash used in investing
   activities                           (24,625)    (402,599)    (5,279)

Cash flows from financing
activities:
  Proceeds from debt issuance               -0-       273,546       -0-
  Proceeds from issuance of                 -0-        45,000       -0-
    Preferred Stock
  Proceeds from issuance of Common          -0-         1,063       -0-
    Stock
  Payment of financing costs                -0-       (16,093)      -0-
  Net borrowings from line of             5,000        68,000       -0-
    credit
  Borrowings under other long-term
    debt and capital                      4,016         8,515       857
    Lease agreements
  Repayment of other long-term debt      (3,254)       (2,713)   (1,698)
    & capital leases
  Net borrowings from affiliated            -0-         2,834    28,745
    company
  Other                                     402           300       250
  Net cash provided by financing          6,164       406,363     2,243
    activities
Effect of exchange rate changes on
  cash                                    1,752           170       310
Net (decrease) increase in cash and        (948)        2,603     3,587
  cash equivalents
Cash and cash equivalents at
  beginning of period                     8,988         6,385     2,798
Cash and cash equivalents at end of
  period                               $  8,040     $   8,988   $ 1,198

Cash paid during the period for:
  Interest on third party borrowings $ 26,465 $ 1,847 $ 1,198 Interest on Notes Payable to
    Affiliated Company                 $    -0-     $ 10,241    $11,063
  Income taxes                         $  5,938     $  2,963    $ 2,103

Non-cash investing activities:
  Capital leases                       $  2,470     $    246    $   686
Jordan acquisitions                    $   -0-      $   -0-     $92,334


 See accompanying notes to consolidated financial statements.

            JORDAN TELECOMMUNICATION PRODUCTS, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLAR AMOUNTS IN THOUSANDS)


Formation of the Company, and Acquisitions and Sales of Subsidiaries

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

     The Company and the Telecommunications Companies are under the common control of Jordan. The consolidated financial statements give retroactive effect to the acquisition of the Telecommunications Companies, which was accounted for in a manner similar to the pooling-of-interests method. Accordingly, the net assets acquired from Jordan were recorded at Jordan's book value and the results of operations of the
Company include the historical results of operations of the Telecommunications Companies from their respective dates of acquisition by Jordan. As a result of the acquisition, the Company recorded a $102,990 charge to retained earnings in 1997. This amount represents the $284,027 of cash payments to Jordan, less $181,037 in Telecommunication Companies' liabilities owed to Jordan.

     On January 20, 1998, the Company through a newly created subsidiary K&S Sheet Metal Holdings (K&S Holdings), a subsidiary of 80% owned Bond Technologies, purchased the stock of K&S Sheet Metal (K&S). K&S is a manufacturer of precision metal enclosures for electronic original equipment manufacturers. The purchase price of $15,930 including costs incurred directly related to the transaction, has been allocated to working capital of $2,666, property, plant and equipment of $1,002, non-compete agreements of $1,545 and other assets of $91 resulting in an excess purchase price over net identifiable assets of $10,626. The acquisition was financed with $14,430 of borrowings from the Company's revolving credit agreement and $1,500 of a subordinated seller note. The sellers of K&S are also entitled to additional payments for their stock, contingent upon future operating results, as described in the purchase agreement (Note 12).

          On July 9, 1998, the Company sold its stock of Diversified Wire and Cable for $15.0 million which resulted in a loss of approximately $6.5 million. The proceeds from the sale were used to pay $1,500 in subordinated seller notes to the original owners of Diversified, and $13,500 to pay down the Company=s revolving credit facility.

     On July 14, 1998, the Company, through its 70% owned subsidiary, TSI, purchased the net assets of Opto-Tech Industries, Inc. ("Opto-Tech"). Opto-Tech assembles and sells radio frequency interference products, attenuators and message waiting indicators to Regional Bell Operating Companies, independent phone operators and distributors of telecommunications products. The purchase price of $6,632 including costs incurred directly related to the transaction, has been allocated to working capital of $261, property plant and equipment of $42, non-current assets of $100, resulting in an excess purchase price over net identifiable assets of $6,229. The acquisition was financed with $5,382 of borrowings from the Company's revolving credit agreement and $1,250 of subordinated seller notes.

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

     On October 31, 1997, the Company, through its newly formed 70% owned subsidiary Telephone Services Holdings, Inc. (TSI), purchased the stock of Telephone Services, Inc. The purchase price of $53,303, including costs incurred directly related to the transaction, has been allocated to working capital of $3,864, property, plant and equipment of $1,528, non-compete agreement of $2,000, and noncurrent assets of $107, resulting in an excess purchase price over net identifiable assets of $ 45,804. The acquisition was financed with $48,000 of borrowings from the Company=s revolving credit agreement and $5,000 of subordinated seller notes and the assumption of a $303 deferred purchase agreement. Certain sellers of TSI were also entitled to additional payments for their stock, contingent upon future operating results as defined in the purchase agreement (Note 12).

     On January 23, 1996 Jordan purchased the net assets of Johnson. The purchase price of $16,121, including costs incurred directly related to the transaction, was allocated to working capital of $1,616, property, plant and equipment of $4,660, and noncompete agreements of $1,050, and resulted in an excess purchase price over net identifiable assets of $8,795. The acquisition was financed with cash.

     On June 25, 1996, Jordan purchased the stock of Diversified. The purchase price of $17,044, including costs incurred directly related to the transaction, was allocated to working capital of $534, property, plant and equipment of $607, noncompete agreements of $500, other assets of $27, capital leases of $194, and resulted in an excess purchase price over net identifiable assets of $15,570. The acquisition was financed with cash and $1,500 subordinated seller note. Immediately after Diversified was purchased by Jordan, Diversified sold 1,250 shares of its common stock to the former owners and current members of Diversified management for $250.

     On August 1, 1996, Jordan purchased the net assets of Viewsonics. The purchase price of $15,000, including costs incurred directly related to the transaction, was allocated to working capital of $6,378, property, plant and equipment of $446, and resulted in an excess purchase price over net identifiable assets of $8,176. The acquisition was financed with cash. The former owner of Viewsonics was also entitled to additional payments for the net assets acquired by Jordan, contingent upon operating results as defined in the purchase agreement (Note 12).

     On August 5, 1996, Jordan purchased the stock of Vitelec through its wholly owned subsidiaries, JTPG and JTPGE. The purchase price of $14,040, including costs incurred directly related to the transaction, was allocated to working capital of $962, property, plant and equipment of $1,054, and resulted in an excess purchase price over net identifiable assets of $12,024. The acquisition was financed with cash.

     On September 20, 1996, Jordan purchased Bond Technologies Group. The purchase price of $8,629, including costs incurred directly related to the transaction, was allocated to working capital of $2,099, property, plant and equipment of $902, noncompete agreements of $800, other assets of $54, debt assumed of $53, and resulted in an excess purchase price over net identifiable assets of $4,827. The acquisition was financed with cash.

     On December 31, 1996, Jordan purchased 100% of the stock of Northern Technologies, Inc., through its wholly owned subsidiary, Northern. The purchase price of $21,500, including costs incurred directly related to the transaction, was allocated to working capital of $5,082, property, plant and equipment of $887, noncompete agreements of $500, long-term assets of $234, long-term liabilities of $188, and resulted in an excess purchase price over net identifiable assets of $14,985. The acquisition was financed with cash.

     Unaudited annual pro forma information with respect to the Company as if the 1998 acquisitions and divestiture had occurred on January 1, 1998 and 1997, respectively, and as if the 1997 acquisitions had occurred on January 1, 1997 and January 1, 1996, respectively, are as follows:

                                      (Unaudited)
                               Year Ended December 31,
                                 1998        1997       1996
Net Sales                      $296,075    $302,425    $246,266
Income  (loss) before income
  taxes and  minority interest  (14,407)     (7,764)      8,922
Net income (loss)               (19,124)     (5,100)      5,551

     The accompanying consolidated financial statements include the accounts of Aim, Bond, Cambridge, Diversified, Dura-Line, EEI, Johnson, JTPG, LoDan, Northern, TSI, Viewsonics, K&S and Opto-Tech. The Company has a 100% ownership interest in each of its direct and indirect subsidiaries, except for Diversified (87.5% owned), TSI and Opto-Tech (70% owned), certain subsidiaries of Bond and K&S (51% - 80% owned), and certain subsidiaries of Dura-Line (33.33-100% owned).

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

     Machinery and equipment                 3-10 years
     Buildings and improvements              7-35 years
     Furniture and fixtures                  5-10 years

Goodwill

Goodwill   is  being  amortized  on  the  straight-line   basis
principally over 40 years. At December 31, 1998 and 1997, goodwill is net of accumulated amortization of $10,187 and $5,465, respectively.

Foreign Currency Translation

     In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," assets and liabilities of the Company"s foreign operations are translated from foreign currencies into U.S. dollars at year-end rates while income and expenses are translated at the weighted-average exchange rates for the year. Gains or losses resulting from the translations of foreign currency financial statements are deferred and classified as a separate component of shareholders' equity. Gains or losses resulting from the remeasurement of financial statements of foreign entities located in highly inflationary economies have been included in the determination of net income or loss in the current period. The Company recognized a $1,493 charge in 1998 related to the remeasurement of the financial statements of Dura-Line's Mexican operations as of December 31, 1998.

Foreign Exchange Instruments

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

      Forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates that are agreed to at inception of the contracts. If the counterparites to the exchange contracts (primarily highly-rated financial institutions) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuation.

      The Company has no notional amount of foreign currency forward exchange contracts outstanding at December 31, 1998 or December 31, 1997.

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

Risk and Uncertainties

     The Company operates in twelve countries. In each country, the business is subject to varying degrees of risk and uncertainty. The Company insures its business and assets in each country against insurable risks in a manner that is deemed appropriate in the circumstances. Because of the diversity in its operations, the Company believes that the risk of loss from noninsurable events in their businesses in any one country would not have a material adverse effect on its operations as a whole.

     AIM, Viewsonics, LoDan and Bond are economically dependent on a limited number of suppliers, some of which are located in

Asia. If these suppliers become unable to meet materials requirements, sales could be adversely affected. However, management believes that sufficient inventory levels are maintained, and alternative sources of supply would be available, to prevent a materially adverse impact on the Company's results of operations.

     Dura-Line's domestic employees represent approximately 48% of Dura-Line's total worldwide employment as of December 31, 1998. Approximately 34% of Dura-Line's domestic employees, or approximately 16% of Dura-Line's total employees, are subject to a collective bargaining agreement which expires in 2000.

     Plastic resins are Dura-Line's principal raw materials. The price of plastic resins is subject to worldwide market forces of supply and demand. Prices can be volatile, and fluctuations can influence Dura-Line's financial results.

Long-Lived assets

     Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, requires, among other things, that companies consider whether indicators of impairment of long-lived assets held for use are present, that if such indicators are present the company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts, and if so, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair value.

     Accordingly, the Company evaluated the ongoing value of their property and equipment and other long-lived assets as of December 31, 1998. From this evaluation, the Company determined that there were no indicators of impairment, and as such, no impairment loss has been recognized for the year ended December 31, 1998.

Adoption of Statement 131

     Effective January 1, 1997, the Company adopted the Financial Accounting Standards Board=s Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also established standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See Note 17.

Adoption of Statement 130

     Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company=s net income or shareholder's equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholder's equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

3.   Inventories

     Inventories consist of:

                                          December 31
                                         1998       1997
      Raw Materials                     $20,405   $16,215
      Work in process                     2,386     2,769
      Finished goods                     16,068    22,831
                                        $38,859   $41,815

Other Assets

     Customer lists, noncompete agreements, trade names, patents, trademarks, and supplier relations are amortized on the straight-line basis over their estimated useful lives, ranging from five to twenty years. At December 31, 1998 and 1997, these items are shown net of accumulated amortization of $28,031 and $24,638, respectively.

   Other assets consist of:
                                          December 31
                                        1998        1997
  Customer lists                      $  1,078    $  1,278
  Noncompete agreements                  6,376       8,736
  Trade    names,   patents    and       1,374      1,828
  trademarks
  Supplier relations                       947      1,038
  Other                                  2,616       1,931
                                       $12,391     $14,811

5.   Property, Plant, and Equipment

     Property, plant, and equipment, at cost, consists of:
                                          December 31
                                        1998        1997
  Land                                $   1,269   $ 1,223
  Machinery and equipment                45,319    40,825
  Buildings and improvements             12,695    10,073
  Furniture and fixtures                  8,409     3,871
                                         67,692    55,992
  Accumulated depreciation and
  amortization                          (26,560)  (20,660)
                                       $ 41,132  $ 35,332

6.   Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities consist of:
                                             December 31
                                             1998     1997

  Accrued vacation                         $  735   $   621
  Accrued TSI purchase price holdback           0     2,000
  Accrued income taxes                      1,268       508
  Accrued commissions                         806       768
  Accrued payroll and payroll taxes         1,710     1,591
  Accrued stock appreciation rights         1,101     4,356
   Accrued Additional Purchase Price
  Payments and Bonus                        6,699     1,388
  Dura-Line Preferred Stock Redemption          0     1,875
  Advanced deposits                         3,739     3,717
  Accrued other expenses
                                            4,156     5,466
                                          $20,214   $22,290


7.   Line of Credit

     On July 25, 1997, the Company entered into a revolving credit agreement with certain parties thereto, and BankBoston, N.A., as agent, under which the Company is able to borrow up to approximately $110,000 in the form of a revolving credit facility over a term of five years. Interest on borrowings is at BankBoston's base rate plus an applicable margin or, at the Company's option, the rate at which BankBoston's eurodollar lending office is offered dollar deposits (Eurodollar Rate) plus an applicable margin (7.84% and 8.06% at December 31, 1998, respectively). The credit agreement is secured by a first priority security interest in substantially all of the Company's assets, including a pledge of all of the stock of the Company's subsidiaries. The Company has $73,000 of outstanding borrowings and a $2,356 standby letter of credit under this credit agreement at December 31, 1998. The Company has $34,644 of additional borrowings available under the revolving credit agreement at December 31, 1998. Unused commitments are subject to an availability fee equal to 0.5% per annum.

8.   Other Long Term Debt

     Other Long-term debt consists of:

                                         December 31
                                        1998      1997

     Senior Notes (A)                 $188,724  $188,576
     Senior Subordinated Notes (A)     100,077    89,365
     Other notes payable (B)            12,327    10,682
     Capital lease obligations (C)       4,870     3,404
                                      $305,998  $292,027

     Current portion                    (2,856)   (1,197)
                                      $303,142  $290,830

(A) On July 25, 1997, the Company issued and sold $190,000 principal amount of 9.875% Senior Notes due August 1, 2007 ("Senior Notes") and $120,000 principal amount at maturity ($85,034 initial accreted value) of 11.75% Senior Discount Notes due August 1, 2007 ("Senior Discount Notes"). The Senior Notes bear interest at a rate of 9.875% per annum, payable semi-annually in cash in arrears on February 1 and August 1 of each year. The Senior Discount Notes will accrete at a rate of 11.75%, compounded semi-annually, to par by August 1, 2000. Commencing August 1, 2000, the Senior Discount Notes bear interest at a rate of 11.75% per annum, payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing on February 1, 2001.

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

     The fair value of the Senior Notes and Senior Discount Notes was $190,000 and $92,400, respectively, at December 31, 1998. The fair values were calculated by multiplying the face amount by the market prices of each security at December 31, 1998.

     The Company incurred approximately $16,093 of costs during 1997 related to the issuance and sale of the Senior Notes, Senior Discount Notes, and the Senior Preferred Stock Units (Note 9), $9,885 of which was allocated to deferred financing fees and $6,208 of which was allocated to stockholders' equity.

(B) Dura-Line has $3,077 of notes payable due in monthly installments through 2003 and bearing interest at rates ranging from 6.0% to 17.0%. The notes are secured by equipment.

     Opto-Tech  has  $1,250 of unsecured note  payable  to  the
     sellers.   The notes bear interest at 8% per annum.   $250
     is due each year commencing in 1999 through final payment in 2003.

     K&S  has $1,500 of unsecured notes payable to the sellers.
     The notes bear interest at 8% per annum. One half of the principal is due in 2004 with the remaining one-half due in 2005.

     LoDan has a $1,500 unsecured note payable to an officer of LoDan. The note bears interest at 8% per annum and is due in 1999.

     TSI  has $5,000 of unsecured notes payable to the sellers,
     one  of  which  is  an  officer of TSI.   The  notes  bear
     interest at 8% per annum and are due in 2003.

(C)  Interest rates on capital leases range from 7.0% to  10.0%
     and  mature  in  installments through  2003.   Leases  are
     secured by the underlying assets.

     Future  minimum  lease payments as of  December  31,  1998 under capital leases consist of the following:

         1999                                      $ 1,586
         2000                                        2,037
         2001                                          794
         2002                                          678
         2003                                          598
                                                     5,693
         Amount representing                          (823)
         interest
         Present  value of future  minimum
         lease payments                           $ 4,870

     The present value of the future minimum lease payments approximates the book value of property, plant, and equipment under capital leases at December 31, 1998.

Aggregate maturities of other long-term debt at December 31, 1998 are as follows:

         1999                                    $   2,856
         2000                                        3,864
         2001                                        2,389
         2002                                        3,499
         2003                                        2,143
         Thereafter                                312,446
                                                  $327,197

     Interest   expense  includes  amortization   of   deferred
financing costs of $999, $422 and $0, for 1998, 1997, and 1996, respectively.

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

     During 1998, the Company repurchased 10,722 shares of its common stock at $2.00 per share from an executive who left the Company.

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

     Holders of the Senior Preferred Stock are entitled to receive dividends at a rate of 13.25% per annum of the liquidation preference. All dividends are cumulative, whether or not earned or declared, and are payable on February 1, May 1, August 1, and November 1 of each year. On or before August 1, 2002, the Company may, at its option, pay dividends in cash or in additional shares of Senior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After August 1, 2002, dividends may be paid only in cash. On November 1, 1997, the Company issued 889.3836 of additional shares of Senior Preferred Stock, as payment of dividends through that date. On February 1, 1998, May 1, 1998, August 1, 1998, and November 1, 1998 the Company issued 864.6345, 864.3747, 922.3787, and 953.1836 shares, respectively, of Senior Preferred Stock as payment of dividends through those respective dates.

     The  fair value of the Senior Preferred Stock was  $30,100
at  December  31,  1998.   The fair  value  was  calculated  by
multiplying the shares outstanding by the market price per share at December 31, 1998.

     The Senior Preferred Stock has no voting rights and is mandatorily redeemable on August 1, 2009.

Junior Preferred Stock

     In connection with its initial capitalization on July 21, 1997, the Company issued and sold 2,000 shares of Junior Preferred Stock to Jordan for $20,000. Jordan, as the holder of the Junior Preferred Stock, is entitled to vote on each matter which the stockholders are entitled to vote, including the election of directors, voting together with the Common Stock as a single class. The holders of Junior Preferred Stock are entitled to 9,500 votes for each share held and, therefore, hold approximately 95% of the combined voting power of the Common Stock and Junior Preferred Stock at December 31, 1998.

     The Junior Preferred Stock has a liquidation value, in the aggregate, equal to the sum of (i) $20,000; plus (ii)(A) for the period from the date of issuance to August 1, 2002, plus or minus 95% of the cumulative net income (loss) of the Company for such period and (B) for the period subsequent to August 1, 2002, the amount of any preferred dividends thereon not paid on any dividend payment date, whether or not declared, which shall be added to the liquidation value at such dividend payment date. Commencing on the earlier of August 1, 2002 or the Early Redemption Date, as defined, holders of the Junior Preferred Stock will be entitled to receive dividends at 10% per annum of the liquidation value per share. All dividends are cumulative, whether or not earned or declared, and are payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year following the date dividends commence accruing. Through December 31, 1997, $2,923 of dividends were accrued on the Junior Preferred Stock, representing 95% of the Company's net loss from July 21, 1997 to December 31, 1997, which reduced the liquidation value of the Junior Preferred Stock to $17,077. An additional $17,077 was accrued on the Junior Preferred Stock during the year ended December 31, 1998, which reduced the liquidation value of the Junior Preferred Stock to $0.

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

10.  Income Taxes

     Income (loss) before income taxes and minority interest consists of the following:

                                      Year Ended December 31,
                               1998          1997          1996

From U.S. operations         $(23,037)     $(13,809)     $1,513
From foreign operations         8,312         1,330        (516)
Total income (loss) before income
 taxes and minority interest $(14,725)     $(12,479)     $1,618


The provision (benefit) for income taxes consists of the following:

                                     Year Ended December 31
                                      1998       1997      1996
         Current:
              Federal                $1,049    $   -0-    $2,374
              Foreign                 1,672      2,302     2,311
              State and local           258        167       150
                                      2,979      2,469     4,835
         Deferred
              Federal                 1,840    (3,990)    (1,100)
              Foreign                   -0-         -0-       -0-
              State and local         (532)       (155)       (88)
                                      1,308     (4,145)    (1,188)
         Total provision benefit
         for income taxes           $4,287   $(1,676)   $3,647
                            the following:
                                                 December 31
                                                1998      1997
         Deferred tax liabilities:
           Tax over book depreciation and     $ 2,966    $2,345
         amortization
           Equity investment in Dura-Line         121        114
         (Israel) Ltd.
           Other                                  107         9
                                                3,194     2,468
         Deferred tax assets:
           Accrued stock appreciation           1,915     3,772
             rights
           U.S. net operating loss             18,521     7,137
             carryforwards
           Foreign net operating loss           3,230     2,132
             carryforwards
           Inventory reserves                     400       393
           Uniform capitalization of              423       240
             inventory
           Book over tax depreciation and       5,427       5,564
             amortization
           Accrued vacation                       251       275
           Accrued warranties                     137       -0-
           Accrued employee benefits              103       206
           Foreign currency translation           594       594
            adjustment
           Deferred intercompany gain              87       -0-
           Investment in partnership              282       -0-
           Allowance for doubtful accounts        237       286
           Other                                  322       136
                                               31,929     20,735
         Valuation allowance for deferred     (24,028)    (12,267)
          tax assets
         Net deferred tax assets              $ 4,707    $  6,000

     The  increase in the valuation allowance during  1998
and 1997 was $11,761 and $8,364, respectively.

     The  Company is included in the consolidated  federal
income  tax  return  of  Jordan,  but  has  computed   its
provision for income taxes on a separate return  basis  in
accordance   with   Statement  of   Financial   Accounting
Standards No. 109.  A tax-sharing agreement exists between
the  Company  and Jordan under which the Company  receives
benefit for net operating losses against taxable income of
profitable  entities  included  in  the  consolidated  tax
group.   At  December 31, 1998, the Company has  U.S.  net
operating   loss   carryforwards  under  the   tax-sharing
agreement  of  $47,983.   The  U.S.  net  operating   loss
carryforwards expire in various years from 2005  to  2012.
Total foreign net operating losses are $12,080, $787 of which expire in 2003, $536 of which expire in 2005, $1,905 of which expire in 2006, $2,085 of which expire in 2007, $2,879 of which expire in 2008, and $3,888 of which can be carried forward indefinitely.

     The provision (benefit) for income taxes differs from the amount of income tax provision computed by applying the United States federal income tax rate to income before income taxes and minority interest. A reconciliation of the differences is as follows:

                                   Year Ended December 31
                                    1998     1997     1996

         Computed statutory tax   $(5,007)   $(4,240)   $  550
         provision (benefit)

         Increase (decrease)
         resulting from:
          Nondeductible
           depreciation and
           Amortization               716        554       109
          Higher effective
           income taxes of
           other countries            457        462       448
          State and local taxes     (992)        96      (534)
          Foreign subsidiary
           losses without a
           Current-year tax benefit (1,361)    1,906     1,630
          U.S. losses without
           a current-year
           tax benefit               9,835       524       527
          Foreign tax holiday         (760)     (517)      -0-
          Single business tax           53        85       -0-
          Adjustments to prior-
            year tax liabilities       -0-        -0-      400
          Adjust valuation
            allowance                1,293        -0-      -0-
          Other, net                    53        84      (113)

         Provision (benefit)
           for income taxes         $4,287    $(1,676)   $3,647


11.  Related Party Transactions

     Prior to the formation of the Company, the Telecommunications Companies were subsidiaries of, and therefore financed and managed by, Jordan. Jordan financed the Company pursuant to intercompany advances and notes (the "Intercompany Notes") which were used largely to finance the acquisition of the Telecommunications Companies and their businesses. The Telecommunications Companies paid Jordan approximately $10.2 million and $11.1 million in interest under the Intercompany Notes for the years ended December 31, 1997 and 1996, respectively. Concurrent with the consummation of the July 1997 debt and equity offerings (the "Offerings"), the Intercompany Notes were repaid by the Telecommunication Companies.

     Prior to the consummation of the Offerings, the Telecommunications Companies, as subsidiaries of Jordan, were charged by Jordan (i) annual consulting fees, payable quarterly, equal to 3.0% of the Company's cash flow (which were $1.7 million and $2.2 million for the years ended December 31, 1997 and 1996, respectively); (ii) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions or sales involving the Company or any of its subsidiaries or their respective businesses or properties and financial advisory fees of up to 1.0% of any debt, equity or other financing, in each case, arranged with the assistance of The Jordan Company (which were $0.7 million and $2.0 million for the years ended December 31, 1997 and 1996, respectively); and (iii) reimbursement for The Jordan Company's out-of-pocket costs incurred and indemnities in connection with providing such services. In connection with the acquisition of Northern and LoDan the Company paid to The Jordan Company an investment banking fee of $0.7 million following the consummation of the Offerings. Concurrent with the consummation of the Offerings, all management, consulting, investment banking, sponsorship, financial advisory and similar arrangements between the Company on the one hand and Jordan, TJC Management Corp. (an affiliate of The Jordan Company) and The Jordan Company on the other were terminated. In their place the Company entered into five new types of agreements and arrangements.

     First, the Company and each of its subsidiaries (other than certain of the Bond and Dura-Line subsidiaries) entered into a new advisory agreement (the "New Subsidiary Advisory Agreement") with Jordan, pursuant to which the Company and its subsidiaries will pay to Jordan (i) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures, minority investments or sales involving the Company and its subsidiaries or their respective businesses or properties; (ii) financial advisory fees of up to 1.0% of any debt, equity or other financing or refinancing involving the Company or such subsidiary, in each case, arranged with the assistance of The Jordan Company or its affiliates; and (iii) reimbursement for The Jordan Company=s or Jordan=s out-of-pocket costs in connection with providing such services. The New Subsidiary Advisory Agreement will expire in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. The Company paid fees of approximately $0.8 million and $4.1 million in 1998 and 1997, respectively to Jordan pursuant to the New Subsidiary Advisory Agreement.

     Second, the Company and each of its subsidiaries (other than certain of the Bond and Dura-Line subsidiaries) entered into a management consulting agreement (the ANew Subsidiary Consulting Agreement@), pursuant to which the Company and its subsidiaries will pay to Jordan annual consulting fees of 1.0% of the Company=s net sales for such services, payable quarterly, and will reimburse Jordan for its out-of-pocket costs related to its services. The New Subsidiary Consulting Agreement will expire in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Pursuant to the New Subsidiary Consulting Agreement, Jordan (but not Jordan=s affiliates) will be obligated to present all acquisition, business and investment opportunities that relate to manufacturing, assembly, distribution or marketing of products and services in the telecommunications and data communications industries to the Company, and Jordan will not be permitted to pursue such opportunities or present them to third parties unless the Company determines not to pursue such opportunities or consents thereto. In accordance with this agreement, the Company paid $3.1 million and $1.3 million to Jordan during the year ended December 31, 1998 and 1997, respectively.

     Third, the Company and each of its subsidiaries (other than certain of the Bond and Dura-Line subsidiaries) and Jordan entered into a services agreement (the AJI Properties Services Agreement@) with JI Properties, Inc. (AJI Properties@), a subsidiary of Jordan, pursuant to which JI Properties will provide certain real estate and other assets, transportation and related services to the Company. Pursuant to the JI Properties Services Agreement, the Company will be charged for its allocable portion of such services based upon its usage of such services and its relative revenues, as compared to Jordan and its other subsidiaries. In accordance with this agreement, such charges were $1.7 million and $0.5 million for the year ended December 31, 1998 and 1997, respectively. The JI Properties Services Agreement will expire in December 2007, but is automatically renewed for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date.

     Fourth, Jordan refined the allocation of its overhead, general and administrative charges and expenses among Jordan and its subsidiaries, including the Company, in order to more closely match these overhead charges with the revenues and usage of corporate overhead by Jordan and its subsidiaries. Under this agreement, the Company=s allocable portion of Jordan's corporate expenses was $2.3 million and $1.0 million for the years ended December 31, 1998 and 1997, respectively.

     Fifth, the Company and Jordan entered into the transition agreement (the "Transition Agreement") pursuant to which Jordan will provide office space and certain administrative and accounting services to the Company to facilitate the transition of the Company as a stand-alone company. The Company will reimburse Jordan for services provided pursuant to the
Transition Agreement on an allocated cost basis. The Transition Agreement will expire on December 31, 1999, but is automatically renewed for successive one year periods (unless either party provides prior written notice of non-renewal) and may be terminated by the Company on 90 days' written notice.

12. Dura-Line Preferred Stock, Stock Appreciation Rights (SAR) and Additional Purchase Price Agreements

     In  1997,  Dura-Line entered into an agreement to purchase the former owners' interest in a SAR for $15,417, consisting of
$9,438   in  cash  and  deferred  payments  payable  in  annual
installments with remaining payments due as follows:

         March 31, 1999                             $1,101
         March 31, 2000                              1,189
         March 31, 2001                              1,284
         March 31, 2002                              1,386
                                                    $4,960


     As such, at December 31, 1998 the Company has recorded $1,101 in accrued expenses and other current liabilities and
$3,859 in other non-current liabilities. Dura-Line also purchased the former owners' 7% cumulative preferred stock on March 9, 1998 at a price of $1,875.

     In connection with the acquisitions of AIM and Cambridge in 1989, the sellers of these companies were granted stock appreciation rights. In 1997, the Company entered into an agreement to purchase and redeem the Estate's and Decedent's interest in the SAR for $3,111 in cash and a deferred payment of $3,391 (including interest at 9% per annum), which was paid on May 2, 1998.

     The Company had a Contingent Purchase Price Payment Plan relating to its acquisition of Viewsonics in 1996. The plan was based on Viewsonics achieving certain earnings before interest and taxes during the years ended July 31, 1997 and 1998, respectively. On January 2, 1998, the Company paid $1,388 for the plan year ended July 31, 1997. $1,081 has been accrued at December 31, 1998, for the final plan year ending July 31, 1998.

       The Company has an agreement with the previous owners of TSI to make an additional purchase price payment of up to a maximum of $4.0 million, if certain earnings levels were met during the year ended October 31, 1998. At December 31, 1998, $3,742 has been accrued related to this agreement.

     The Company has an agreement with the previous owners of K&S to make an additional purchase price payment if certain earnings levels are met for the plan years ended December 31, 1998 through December 31, 2004. There is no accrual recorded at December 31, 1998.

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

14.  Financial Instruments

     The Company's financial instruments include cash equivalents, trade accounts receivable, accounts payable, accrued expenses, the Senior Notes, the Senior Discount Notes, and the line of credit. The fair values of all financial instruments, except for the Senior Notes and Senior Discount Notes (Note 8), were not materially different from their carrying values at December 31, 1998 and 1997, respectively.

15.  Operating Leases

     Certain land, buildings, and equipment are leased under noncancelable operating leases. Certain leases for facilities contain renewal options, require additional payments for maintenance charges, and are subject to periodic escalation charges.

     Total   minimum  rental  commitments  under  noncancelable
operating leases at December 31, 1998 are:

         1999                                      $ 4,268
         2000                                        3,636
         2001                                        3,164
         2002                                        2,720
         2003                                        2,016
         Thereafter                                  9,500
                                                   $25,304

     Northern rents its current facility from a partnership in which an officer in Northern is a partner. The lease calls for annual rental payments of approximately $170 through 2002, with annual 5% increases effective each January.

     EEI  rents  its  current facility from a company  that  is
owned  by  EEI's  President and Chief Executive  Officer.   The
lease  calls  for annual rental payments of approximately  $301 through December 2004.

     Total  rental expense amounted to $3,833, $2,642 and  $879 in 1998, 1997 and 1996, respectively.

16.  Benefit Plan

     Certain of the Company's subsidiaries participate  in  the

Jordan Industries, Inc. 401(k) Savings Plan (401(k) Plan), a defined-contribution benefit plan for salaried and hourly employees. In order to participate in the 401(k) Plan, employees must be at least 21 years old and have worked at least 1,000 hours during the first 12 months of employment. Each eligible employee may contribute from 1% to 15% of their before-tax wages into the 401(k) Plan. The Company made matching contributions of $413, $370 and $96 in 1998, 1997, and 1996, respectively.

17.  Segment Data

Description of Segments

     The   Company   operates  in  three   business   segments:
infrastructure products, custom cable assemblies and electronic connectors and components.

     The businesses in the infrastructure products segment provide products and services for the construction, expansion and maintenance of the Aoutside plant@ portion of the telecommunications infrastructure. The products cover a broad range of applications including fiber optic and coaxial cable conduit, power conditioning systems, CATV components and transmitters, and antenna support systems used by wire-line and wireless telecommunications, CATV, cellular telephone and Personal Communications Systems (PCS) providers.

     Through the businesses in the electronic connectors and components segment, the Company designs, manufactures and distributes worldwide, a broad range of electronic connectors, including radio frequency (RF) and coaxial connectors, plugs, adapters, and electronic hardware, as well as electronic network and security components. These products are used in telecommunications, data communications, and other OEM applications that require miniaturization and high frequency ranges, such as wireless telecommunications.

     Through the businesses in the custom cable assemblies segment, the Company designs, engineers and manufacturers custom cable assemblies for internetworking suppliers, OEMs and RBOCs for use primarily in the data communications and telecommunications industries. The Company also is a broad line provider and value-added reseller of wire and cable and custom cable assemblies for Local Area Networks (LANs) and other commercial networking applications.

Measurement of Segment Profit or Loss and Segment Assets
     The Company evaluates performance and allocates resources based on operating income before management fees, stock appreciation rights expense, and corporate expenses. The accounting policies of the reportable segments are the same as those described in Note 2, ASignificant Accounting Policies.@ Intrasegment sales exist between AIM and Cambridge and are accounted for at prices comparable to unaffiliated customer sales. These sales are eliminated in consolidation and are not presented in segment disclosures. No single customer accounts for 10% or more of consolidated net sales. Identifiable assets are those used by each segment in its operations. Corporate assets consist primarily of cash and deferred financing fees.

Factors Used to Identify the Enterprise's Reportable Segments

     The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

     Summary financial information by business segment is as follows:

                                          Year Ended December 31
                                          1998        1997        1996
         Net Sales
         Infrastructure Products         $149,462    $139,789    $ 75,179
         Electronic Connectors and
          Components                       43,011      45,041      40,275
         Custom Cable Assemblies          117,555      72,180      17,545
                                         $310,028    $257,010    $132,999

         Operating Income
         Infrastructure Products         $ 19,323    $ 18,914    $  7,650
         Electronic Connectors and
         Components                         8,472      10,040      10,484
         Custom Cable Assemblies           14,470       5,279         824
         Unallocated amounts:
          Stock appreciation rights           -0-     (15,871)     (3,411)
           expense
          Management fees                  (3,087)     (2,964)     (2,224)
          Loss on foreign currency         (3,020)        -0-         -0-
           transactions
          Corporate Expenses               (5,367)     (2,140)        -0-
          Total Operating Income           30,791      13,258      13,323
         Interest expense                 (39,521)    (25,749)    (11,826)
         Interest income                      521         486         152
         Loss on disposal of                6,459         -0-         -0-
           subsidiary
         Other income (expense)               (57)          5         (31)
         Income (loss) before income
         taxes, minority interest and    $(14,725)   $(12,000)   $  1,618
           extraordinary item

         Identifiable assets
         Infrastructure Products         $149,077    $151,165    $89,984
         Electronic Connectors and
         Components                        50,314      52,118     54,872
         Custom Cable Assemblies          114,520     112,701     34,790
         Corporate Assets                  17,387      18,530        -0-
                                         $331,298    $334,514   $179,646

Summary financial information by geographic area is as follows:

                               1998      1997       1996
Net Sales
United States                  $250,540    $195,073    $97,369
Europe                           38,224      38,794     34,152
South America                     7,702      12,097      1,137
Asia                             11,064      10,646        341
Other foreign countries           2,498         400        -0-
 Total                         $310,028    $257,010   $132,999

Identifiable Assets
United States                  $ 22,253    $ 18,279   $ 15,028
Europe                            9,680       8,497      6,985
South America                     2,764       2,983      2,452
Asia                              6,435       5,573      4,581
 Total                         $ 41,132    $ 35,332   $ 29,046

     Net sales are attributed to countries based on the location of customers. In 1998, the Company sold products into over thirty countries with no individual country, other than the United States, representing more than 5% of the Company's total sales.

       Following is additional information about the reported industry segments:

                                           Year Ended December 31
                                          1998     1997    1996
Depreciation and amortization
Infrastructure Products                   $ 7,413 $ 6,230  $ 3,836
Electronic Connectors and Components        2,798   2,679    2,321
Custom Cable Assemblies                     4,674   2,029     485
                                          $14,885 $10,938  $ 6,642
Capital expenditures
Infrastructure Products                   $ 6,434 $ 7,767  $ 5,543
Electronic Connectors and Components          546     922      849
Custom Cable Assemblies                     2,868   1,175      131
                                          $ 9,848 $ 9,864  $ 6,523

18. Extraordinary Item

     On January 1, 1997, the Company=s Dura-Line Reno, Nevada production facility was flooded. Uninsured property damage and lost production totaled $479.

19. Legal Proceedings

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

20. Subsequent Event

     On March 31, 1999, the Company, through a newly created subsidiary, Integral Holdings, Inc. (AIntegral Holdings@), a subisidiary of Dura-Line Corporation, purchased the assets of Integral Corporation (AIntegral@). Integral is a manufacturer of high-density polyethylene conduit for the installation and protection of cables used in the electrical, telecommunications, and cable TV industries. Integral has locations in Dallas, Texas; England; and Malaysia.

     The purchase price of $17,000, which does not include related transaction costs, has not been allocated at this time. The acquisition was financed with four-month promissory notes for $9,937 and borrowings from the revolving credit agreement of $7,063.


   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE


     None.




           [This space is intentionally left blank]

                        Part III

       ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The following sets forth the names and ages of the Company=s directors and executive officers and the positions they hold as of March 31, 1999:

  Name                        Age    Position with Company

  Executive  Officers   and
  Directors
  Thomas H. Quinn (2)         51     Chairman
  Harold C. Bevis             39     President and Chief
                                     Executive Officer,
                                     Director
  John LaVitola               44     Vice President and Chief
                                     Financial Officer
  William C. Ballard (1)      58     Director
  Jonathan F. Boucher         42     Vice President and
                                     Director
  John W. Jordan,II (2)       51     Director
  Michael A. Wadsworth (1)    55     Director
  David W. Zalaznick          44     Director
  (1)(2)(3)
  John P. Shoffner            43     Director

  Other Key Employees
  Alan Kernes                 55     President, Viewsonics
  Steve Baker                 49     President, Northern
  Ernie Glass                 61     President, Johnson
  William McIlvene            40     President, Bond
  Donald J. Sitter            59     President, LoDan West
  Paresh Chari                47     Acting President and Chief
                                     Executive Officer, Dura-
                                     Line
  Mack Deloney                61     President, EEI
  Paul Melech                 52     President, TSI

_______

Member of the Audit Committee.
Member of the Executive Committee.
Member of Banking, Finance and Investment Committee.

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

     Mr.   Bevis  has  served  as  President  and  Chief
Executive  Officer and a Director of the  Company  since
July  1998.   From January 1995 through June  1998,  Mr.
Bevis   held   several  positions  with  General   Cable
Corporation including Senior Vice President and  General
Manager  of  Building  Wire.   From  June  1991  through

December 1994, Mr. Bevis held several positions with General Electric including Business Manager B Integral
AC  Motors  and Packaged Drives.  From May 1988  through
May  1991, Mr. Bevis was a Senior Consultant with  Booz-
Allen and Hamilton.

     Mr. LaVitola has served as Vice President and Chief
Financial  Officer  since  October,  1998.   From   1980
through   September,  1998  Mr.  LaVitola  held  several
increasingly   responsible  financial   positions   with
General  Cable  Corporation the most recent  being  Vice
President  and  Chief Financial Officer of  their  fiber
optic  joint  venture,  General  Photonics.   From  1976
through   1980,  Mr.  LaVitola  held  several   auditing
positions.

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

     Mr. Shoffner has served as a Director of the Company since December 1997. Mr. Shoffner joined Dura-
Line in 1975 and held several operations positions through 1985. He served as President of Dura-Line from August 1985 to December 1996.

     Mr.  Kernes  has held the position of President  of
Viewsonics  since  August  1,  1998.   From  1996  until
joining Viewsonics, Mr. Kernes was the Vice President of
Sales  for  TACAN Corporation.  During his  career,  Mr.
Kernes has held a number of senior management positions including the Vice President Sales at Philips, and Vice
President of Engineering for Jones Intercable.

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

     Mr.   Chari  has  served  as  President  and  Chief
Operating  Officer of Dura-Line International since  May
1998.  He held the position of Director of International
Business  for Jordan Industries from 1996 to 1998.   Mr.
Chari was with Ameritech from 1986 to 1995 where he held various positions including Vice President of Sales and Marketing.

     Mr.  Deloney has served as President of  Engineered
Endeavors  since August 1998.  He joined the company  as
Chief  Operating  Officer in  November  1998   Prior  to
joining EEI, he was with two of EEI=s major monopole suppliers; as President of Power Structures, Inc., and as Vice President, Operations of Thomas & Betts Steel
Structures Division.

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

Executive Compensation

     The following table sets forth a summary of certain information regarding compensation paid or accrued by the Company for services rendered to the Company for the fiscal year ended December 31, 1998 to those persons who were, at December 31, 1998: (i) the Company's Chief
Executive Officer; and (ii) the Company's four most highly compensated executive officers other than the Chief Executive Officer whose total salary and bonus exceeded $100,000 during each period.

     The Company anticipates adopting a plan under which
it  would  award stock options, restricted stock  and/or
stock  appreciation  rights  to  certain  officers   and
directors. However, the terms of such a plan have not yet been determined. The Company may issue a maximum of 5,000 shares of Common Stock pursuant to such a plan.

               SUMMARY COMPENSATION TABLE

                                                           Other
  Name and Principal Position    Salary  Bonus(1)          Annual
                                                        Compensation (1)
  Thomas H. Quinn (2)                -0-       -0-          -0-
    Chairman of the Board

  Harold C. Bevis (2)                -0-       -0-          -0-
    President and Chief
  Executive
    Officer

  John LaVitola (2)                  -0-       -0-         -0-
    Chief Financial Officer

(1)   For  the  periods  indicated, no executive  officer
     named in the table
     received any Other Annual Compensation in an  amount
     in  excess of the     lesser of either $50,000 or 10%  of
     the  total of Annual Salary and       Bonus reported  for
     him in the two preceding columns.
(2) Does not reflect compensation paid to Messrs. Quinn, Bevis, and LaVitola by JII. See "Certain
     Transactions-JII Services Agreement."

         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
            BENEFICIAL OWNERS AND MANAGEMENT


     The  table  below sets forth as of March  30,  1999,
certain  information  regarding beneficial  ownership  of
Common  Stock held by (i) each director and each  of  the
Named   Executives;  (ii)  all  directors  and  executive
officers of the Company as a group; and (iii) each person known by the Company to own beneficially more than 5% of the Common Stock. Each individual or entity named has sole investment and voting power with respect to shares of Common Stock indicated as beneficially owned by them, except where otherwise noted.

                                          Amount of Beneficial
                                             Ownership(1)
                                          Number of
                                          Shares    Percentage
                                                    (rounded)
  Executive Officers and Directors:
  Thomas H. Quinn                       89,804.6030      9.1
  Harold C. Bevis                            0           *

  William C. Ballard                         0           *
  Jonathan F. Boucher                   52,935.1436      5.4
  John W. Jordan, II (2)(3)(4)         379,349.1691     38.6
  Michael A. Wadsworth                       0           *
  David W. Zalaznick(3)(5)             183,073.2676     18.6
  John P. Shoffner                           0           *
  All directors and executive officers
  as a group (8 persons)               705,162.0832     71.7
  Other Principal Stockholders:
  Leucadia Investors, Inc.              95,566.3378      9.7
  Jordan Industries, Inc. (6)                0           *


    *Represents less than 1% of the outstanding shares of
Common Stock.
(1)   Calculated  pursuant  to Rule  13d-3(d)  under  the
   Exchange Act.  Under Rule 13d-3(d),
   shares  not outstanding which are subject to  options,
   warrants,  rights or conversion privileges exercisable
   within  60 days are deemed outstanding for the purpose
   of  calculating  the  number and percentage  owned  by
   such  person,  but  not  deemed  outstanding  for  the
   purpose  of calculating the percentage owned  by  each
   other  person  listed.   As  of  March  30,  1999  the
   Company  had  983,916.6667  shares  of  Common   Stock
   issued and outstanding.
(2)    Includes   8.9820  shares  held   personally   and
379,340.1871 shares held by the John W.
   Jordan   II   Revocable  Trust.   Does   not   include
   2,777.5927  shares held by Daly Jordan   O'Brien,  the
   sister  of  Mr.  Jordan,  2,777.5927  shares  held  by
   Elizabeth  O'Brien Jordan, the sister of  Mr.  Jordan,
   or  2,777.5927 shares held by George Cook Jordan, Jr.,
   the brother of Mr. Jordan.
(3)   Does  not  include  898.0451  shares  held  by  The
   Jordan/Zalaznick Capital Company
   (AJZCC@)  or  31,431.5758 shares  held  by  JZ  Equity
   Partners PLC, a publicly traded U.K. investment  trust
   advised  by an affiliate of The Jordan Company  (which
   is  controlled by Messrs. Jordan and Zalaznick).   Mr.
   Jordan, Mr. Zalaznick and Luecadia, Inc. are the sole partners of JZCC.
(4)   Does  not include 29,171.4943 shares  held  by  The
   Jordan Family Trust, of which John
   W. Jordan II, George Cook Jordan, Jr., and G. Robert
   Fisher are the Trustees.
(5)  Does  not  include  737.8205 shares  held  by  Bruce
   Zalaznick, the brother of Mr.
   Zalaznick.
(6) Jordan Industries owns all of the issued and outstanding Junior Preferred Stock.
   The Junior Preferred Stock entitles Jordan Industries to 95% of the voting power as of March 30, 1999 the principal address of Jordan Industries is ArborLake
   Centre, Suite 550, 1751 Lake Cook Road, Deerfield,  IL
   60015.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Services Agreements.   The Company and each  of  its
subsidiaries  (other than certain of the Bond  and  Dura-
Line  subsidiaries) are parties to an advisory  agreement
(the   ASubsidiary  Advisory  Agreement@)   with   Jordan
Industries,  pursuant  to  which  the  Company  and   its
subsidiaries will pay to Jordan Industries (i) investment
banking  and  sponsorship fees  of  up  to  2.0%  of  the
purchase  price of acquisitions, joint ventures, minority
investments  or  sales  involving  the  Company  and  its
subsidiaries   or   their   respective   businesses    or
properties; (ii) financial advisory fees of up to 1.0% of
any  debt,  equity  or  other  financing  or  refinancing
involving  the Company or such subsidiary, in each  case,
arranged with the assistance of The Jordan Company or its
affiliates;  and  (iii)  reimbursement  for  The   Jordan
Company's  or Jordan Industries' out-of-pocket  costs  in
connection  with providing such services. The  Subsidiary
Advisory  Agreement  expires in  December  2007,  but  is
automatically  renewed  for  successive  one-year  terms,
unless   either   party  provides   written   notice   of
termination 60 days prior to the scheduled renewal  date.
The  Company paid fees of approximately $0.7  million  in
1998  to  Jordan  Industries pursuant to the   Subsidiary
Advisory Agreement. Mssrs. Jordan, Boucher and Zalaznick, directors of the Company, are partners of The Jordan
Company.

     The Company and each of its subsidiaries (other than
certain  of  the  Bond  and Dura-Line  subsidiaries)  are
parties   to  a  management  consulting  agreement   (the
"Subsidiary  Consulting Agreement"),  pursuant  to  which
they will pay to Jordan Industries annual consulting fees
of  1.0%  of  the Company's net sales for such  services,
payable  quarterly, and will reimburse Jordan  Industries
for its out-of-pocket costs related to its services.  The
Subsidiary Consulting Agreement expires in December 2007,
but  is  automatically  renewed for  successive  one-year
terms,  unless  either party provides written  notice  of
termination 60 days prior to the scheduled renewal  date.
Pursuant  to the Subsidiary Consulting Agreement,  Jordan
Industries  (but not Jordan Industries= affiliates)  will
be  obligated  to present all acquisition,  business  and
investment  opportunities that relate  to  manufacturing,
assembly,  distribution  or  marketing  of  products  and
services    in    the   telecommunications    and    data
communications  industries to  the  Company,  and  Jordan
Industries   will  not  be  permitted  to   pursue   such
opportunities or present them to third parties unless the Company determines not to pursue such opportunities or consents thereto. In accordance with this agreement, the Company paid $3.1 million for the year ended December 31, 1998.

     The Company and each of its subsidiaries (other than
certain  of  the  Bond  and Dura-Line  subsidiaries)  and
Jordan  Industries  are parties to a  services  agreement
(the   "JI  Properties  Services  Agreement")   with   JI
Properties,  Inc.  ("JI  Properties"),  a  subsidiary  of
Jordan  Industries, pursuant to which JI Properties  will
provide   certain   real   estate   and   other   assets,
transportation  and  related  services  to  the  Company.
Pursuant  to  the JI Properties Services  Agreement,  the
Company will be charged for its allocable portion of such
services  based upon its usage of such services  and  its
relative  revenues, as compared to Jordan Industries  and
its   other   subsidiaries.   In  accordance  with   this
agreement,  such charges were $1.7 million for  the  year
ended  December  31,  1998.  The JI  Properties  Services
Agreement   will  expire  in  December   2007,   but   is
automatically  renewed  for  successive  one-year  terms,
unless   either   party  provides   written   notice   of
termination 60 days prior to the scheduled renewal date.

     Jordan  Industries  allocates its overhead,  general
and  administrative  charges  and  expense  among  Jordan
Industries  and its subsidiaries, including the  Company,
based  on  the respective revenues and usage of corporate
overhead by Jordan Industries and its subsidiaries. Under
this  agreement,  the  Company's  allocable  portion   of
corporate  expenses was  $2.3 million for the year  ended
December 31, 1998.

     The  Company and Jordan Industries are parties to  a
transition   agreement   (the   "Transition   Agreement")
pursuant  to which Jordan Industries will provide  office
space  and certain administrative and accounting services
to  the  Company  to  facilitate the  transition  of  the
Company  as  a  stand-alone company.   The  Company  will
reimburse   Jordan   Industries  for  services   provided
pursuant to the Transition Agreement on an allocated cost basis. The Transition Agreement expired on December 31,
1998, but was automatically renewed for 1999 and is automatically renewed for successive one year periods
(unless either party provides prior written notice of non-renewal) and may be terminated by the Company on 90 days' written notice.

     Tax  Sharing Agreement.  The Company and each of its
subsidiaries are parties to a tax sharing agreement  (the
ATax  Sharing Agreement@) with Jordan Industries and each
of  the  other direct and indirect subsidiaries of Jordan
Industries  that are consolidated with Jordan  Industries
for  Federal income tax purposes.  Pursuant  to  the  Tax
Sharing  Agreement, each of the consolidated subsidiaries
of  Jordan  Industries pays to Jordan Industries,  on  an
annual  basis, an amount determined by reference  to  the
separate  return  tax  liability  of  the  subsidiary  as
defined in Treasury Regulation ' 1.1552-1(a)(2)(ii).  The
Company  and  its  subsidiaries paid an aggregate  of  $0
million  to Jordan Industries pursuant to the Tax Sharing
Agreement  in  the year ended December 31,  1998.   These
income tax payments reflected a Federal income tax rate of approximately 34% of each subsidiary's pre-tax income.

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

     Common Stock Consideration.  In connection with  the
purchase   of  Common  Stock  by  certain  officers   and
directors  of  the  Company,  Thomas  H.  Quinn  borrowed
$89,804.61, John W. Jordan borrowed $379,340.17 and David
W. Zalaznick borrowed $183,073.27 in order to pay for such stock. Those loans remain outstanding in the form of an 8% zero coupon note due July 2007.

     Acquisition   Consideration.   In  connection   with
acquiring the Company=s subsidiaries, the sellers of  the
subsidiaries,   who  usually  include  the   subsidiary's
management, often receive sellers= notes, stock or  stock
appreciation rights and special bonus plans in respect of
those  subsidiaries.   The Company  expects  to  continue
using  such devices and incentives, when appropriate,  in
making  future acquisitions and providing incentives  for
subsidiary  management.   The  consideration   paid   the
sellers of the subsidiaries in each case was negotiated at arms-length.

     SAR  Payments.  In April 1997, the Company paid  and
purchased stock appreciation rights and related interests
at  Dura-Line,  AIM  and Cambridge.   At  Dura-Line,  the
Company  paid  $9.4 million as part of  a  $15.4  million
agreement to purchase Dura-Line stock appreciation rights
from  the president and chief financial officer of  Dura-
Line,  and redeemed, in March 1998, $1.9 million of Dura-
Line  preferred  stock held by the  president  and  chief
financial  officer of Dura-Line.  At AIM  and  Cambridge,
the Company paid $3.1 million in 1997 and $3.4 million in
1998 as part of a $6.5 million agreement to purchase  AIM
and  Cambridge stock appreciation rights (based upon  20%
of AIM and Cambridge appreciation from 1989 to 1996) from
the   estates  of  the  former  presidents  of  AIM   and
Cambridge.   Each  of  these payments  and  purchases  in
respect of the stock appreciation rights was expensed for financial reporting purposes.

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


Documents filed as part of this report:

Financial Statements

     Reference  is  made  to  the Index  to  Consolidated
     Financial  Statements appearing  at  Item  8,  which
     Index is incorporated herein by reference.

Financial Statement Schedule

     The following financial statement schedule for the years ended December 31, 1998, 1997 and 1996 is submitted herewith:

               Item                          Page Number

     Schedule  II  B  Valuation
      and  qualifying  amounts                    S-1

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable and therefore have been omitted, or the information has been included in the consolidated financial statements.

Exhibits

     An index to the exhibits required to be listed under this Item 14(a)(3) follows the ASignatures@ section hereof and is incorporated herein by reference.

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


Dated:  March 31, 1999


Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    By:  /s/      Thomas H. Quinn
                                  Thomas H. Quinn
Dated:  March 31, 1999             Chairman of the Board of
                                   Directors


                    By:  /s/      William C. Ballard
                                  William Ballard
Dated:  March 31, 1999             Director


                    By:  /s/     Jonathan F. Boucher
                                   Jonathan F. Boucher
Dated:  March 31, 1999             Director


                    By:  /s/      John W. Jordan, II
                                  John W. Jordan, II
Dated:  March 31, 1999             Director

                    By:  /s/    Michael A. Wadsworth
                                   Michael A. Wadsworth
Dated:  March 31, 1999             Director

                    By:  /s/      David W. Zalaznick
                                   David W. Zalaznick
Dated:  March 31, 1999             Director



                         By:  /s/      John P. Shoffner
                                    John P. Shoffner
Dated:  March 31, 1999              Director



                    By:  /s/         Harold C. Bevis
                                   Harold C. Bevis
Dated:  March 31, 1999             Chief Executive Officer














          (this space intentionally left blank)

                          EXHIBIT INDEX

Exhibit                         Description
Number
1        Purchase Agreement, dated July 21, 1997, by and
       among Jordan Telecommunication Products, Inc., Jefferies & Company, Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Smith Barney
       Inc. (Incorporated by reference to Exhibit 1 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 (AS-4@)
2        Agreement for purchase and sale of assets of Opto-
       Tech Industries, Inc. by and among Thomas Denedios and Lucy Denedios, Marcy Fowler, Jordan Telecommunications Products, Inc. and Opto-Tech Holdings, Inc. (Incorporated by reference to Exhibit
       2. Of the registration statements on Form 8-K (333-34585) dated July 14, 1998 ("8-K").
3.1 Certificate of Incorporation of Jordan Telecommunication Products, Inc. (Incorporated by reference to Exhibit 3.1 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 (AS-4@)
3.2 Bylaws of Jordan Telecommunication Products, Inc. (Incorporated by reference to Exhibit 3.2 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 (AS-4@)
4.1 Series A and Series B 9 7/8% Senior Notes due 2007 Indenture, dated July 25, 1997, between Jordan Telecommunication Products, Inc. And First Trust National Association, as Trustee (Incorporated by reference to Exhibit 4.1 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 (AS-4@)
4.2 Series A and Series B 11 :% Senior Discount Notes due 2007 Indenture, dated July 25, 1997, between Jordan Telecommunication Products, Inc. and First Trust National Association, as Trustee
       (Incorporated by reference to Exhibit 4.2 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 (AS-4@)
4.3 Series A and Series B 13 3% Subordinated Preferred Stock Exchange Notes due 2009 Indenture, dated July 25, 1997, between Jordan Telecommunication Products, Inc. and First Trust National Association, as
       Trustee (Incorporated by reference to Exhibit 4.3 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 (AS-4@)
4.4 Global Series A 9 7/8% Senior Note due 2007 (Incorporated by reference to Exhibit 4.4 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 (AS-4@)
4.5 Form of Global Series B 9 7/8% Senior Note due 2007 (included in Exhibit 4.1) (Incorporated by reference to Exhibit 4.5 of the registrants registration statements on Form S-4 (333-34585) dated November
       12, 1997 (AS-4@)
4.6 Global Series A 11 :% Senior Discount Note due 2007 (Incorporated by reference to Exhibit 4.6 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 (AS-4@)
4.7 Form of Global 11 :% Series B Senior Discount Note due 2007 (included in Exhibit 4.2) (Incorporated by reference to Exhibit 4.7 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 (AS-4@)

4.8 Global Series A 13 3% Senior Exchangeable Preferred Stock due 2009 Certificate (Incorporated by reference to Exhibit 4.8 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 (AS-4@)
4.9 Form of Global Series B 13 3% Senior Exchangeable Preferred Stock due 2009 Certificate (Incorporated by reference to Exhibit 4.9 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 (AS-4@)
4.10 Form of Global Series A and Series B 13 3% Subordinated Preferred Stock Exchange Notes
       (included in Exhibit 4.3) (Incorporated by reference to Exhibit 4.10 of the registrants registration statements on Form S-4 (333-34585) dated November
       12, 1997 (AS-4@)
4.11     $190,000,000 9 7/8% Series A Senior Notes due 2007
       Registration Rights Agreement, dated July 25, 1997, by and among Jordan Telecommunication Products, Inc., Jefferies & Company, Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Smith Barney, Inc. (Incorporated by reference to Exhibit 4.11 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 (AS-4@)
4.12 $120,000,000 11 :% Series A Senior Discount Notes due 2007 Registration Rights Agreement, dated July 25, 1997, between Jordan Telecommunication Products, Inc. and Jefferies & Company, Inc. (Incorporated by reference to Exhibit 4.12 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 (AS-4@)
4.13 $25,000,000 13 3% Series A Senior Exchangeable Preferred Stock due 2009 Registration Rights Agreement, dated July 25, 1997, between Jordan Telecommunication Products, Inc. and Jefferies & Company, Inc. (Incorporated by reference to Exhibit
       4.13 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 (AS-4@)
4.14 Subscription Agreement, dated July 21, 1997, by and among Jordan Telecommunication Products, Inc. and the investors listed thereto (Incorporated by reference to Exhibit 4.14 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 (AS-4@)
4.15 Management Subscription Agreement, dated July 21, 1997, between Jordan Telecommunication Products,
       Inc. and Dominic Pileggi (Incorporated by reference to Exhibit 4.15 of the registrants registration statements on Form S-4 (333-34585) dated November
       12, 1997 (AS-4@)
4.16 Stockholders Agreement, dated July 21, 1997, by and among Jordan Telecommunication Products, Inc. and the Stockholders listed thereto (Incorporated by reference to Exhibit 4.16 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 (AS-4@)
10.1 Revolving Credit Agreement, dated July 25, 1997, by and among JTP Industries, Inc., the lenders listed thereto and BankBoston, N.A., as Agent
       (Incorporated by reference to Exhibit 10.1 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 (AS-4@)
10.2 Tax Sharing Agreement, dated July 29, 1994 and Additional Subsidiary Agreement dated July 25, 1997 by and among the signatories thereto (Incorporated by reference to Exhibit 10.2 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 (AS-4@)

10.3 Properties Services Agreement, dated July 25, 1997, by and among JTP Properties, Inc., and Jordan Industries, Inc., and the other signatories thereto (Incorporated by reference to Exhibit 10.3 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 (AS-4@)
10.4 Transition Agreement, dated July 25, 1997, between Jordan Telecommunication Products, Inc. and Jordan Industries, Inc. (Incorporated by reference to Exhibit 10.4 of the registrants registration statements on Form S-4 (333-34585) dated November
       12, 1997 (AS-4@)
10.5 New Subsidiary Advisory Agreement, dated July 25, 1997, by and among Jordan Telecommunication
       Products, Inc. and Jordan Industries, Inc. and the other signatories thereto (Incorporated by reference to Exhibit 10.5 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 (AS-4@)
10.6 New Subsidiary Consulting Agreement, dated July 25, 1997, by and among Jordan Telecommunication
       Products, Inc. and Jordan Industries, Inc. and the other signatories thereto (Incorporated by reference to Exhibit 10.6 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 (AS-4@)
10.7 Form of Indemnification Agreement, dated July 25, 1997, between Jordan Telecommunication Products,
       Inc. and its directors (Incorporated by reference to Exhibit 10.7 of the registrants registration statements on Form S-4 (333-34585) dated November
       12, 1997 (AS-4@)
10.8     Acquisition Agreement for Telephone Services of
       Florida (ATSI@)
25.1 Statement of Eligibility of Trustee for 9 7/8% Senior Notes due 2007, 11 :% Discount Notes due 2007 and 13 3% Subordinated Preferred Stock Exchange
       Notes due 2009 (Incorporated by reference to Exhibit
       25.1 of the registrants registration statements on Form S-4 (333-34585) dated November 12, 1997 (AS-4@)

                      Schedule II


        JORDAN TELECOMMUNICATION PRODUCTS, INC.
           VALUATION AND QUALIFYING ACCOUNTS
                (Dollars in Thousands)



                                     Additi   Uncollec
                           Balanc   ons      tible
                            e at   Charge  Balances        Balanc
                           Beginn   d to    Written         e at
                           ing of  Costs    Off Net  Othe  end of
                           Period   and       of      r    Period
                                   Expens  Recoveri
                                     es       es

Year Ended December 31,
1996:
Allowance for doubtful
accounts                     172     270       (95)  154     501
Valuation for deferred
tax assets                 3,165     -0-        -0-  738   3,903
Inventory reserves             25      248       (160)   184      297

Year Ended December 31,
1997:
Allowance for doubtful
accounts                     501     539      (238)   65     867
Valuation for deferred
tax assets                 3,903     -0-        -0-  8,36   12,267
                                                       4
Inventory reserves            297      688       (270)   -0-      715

Year Ended December 31,
1998
Allowance for doubtful
accounts                     867     751      (414)   34   1,238
Valuation for deferred
tax assets                 12,267     -0-        -0-  11,7   24,028
                                                      61
Inventory reserves            715      908       (764)   -0-      859