Form 10-Q
period 1999-03-31
JORDAN TELECOMMUNICATION PRODUCTS INC
filed 1999-05-13
CIK 1044314

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   FORM 10-Q

                        _________________________________


             QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 1999           Commission File Number: 333-34585


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

     The number of shares outstanding of Registrant's Common Stock as of May 13, 1999: 993,916.6667

                     JORDAN TELECOMMUNICATION PRODUCTS, INC.

                                     INDEX


PART I.   FINANCIAL INFORMATION                                    PAGE NO.

Item 1.   Financial Statements                                         3

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         13

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                 17


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                          18

Item 2.   Changes in Securities                                      18

Item 3.   Defaults upon Senior Securities                            18

Item 4.   Submission of Matters to a Vote of Securities
          Holders                                                    18

Item 5.   Other Information                                          18

Item 6.   Exhibits and Reports on Form 8-k                           18

          Signatures                                                 19

                       PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS



                                                                  PAGE NO.


Condensed Consolidated Balance Sheets at March 31, 1999
(unaudited) and December 31, 1998                                     4

Condensed Consolidated Statements of Operations for the
three months ended March 31, 1999 and 1998 (Unaudited)                5

Condensed Consolidated Statements of Cash Flows for three
months ended March 31, 1999 and 1998 (Unaudited)                      6

Notes to Condensed Consolidated Financial Statements (Unaudited)      7

                      JORDAN TELECOMMUNICATION PRODUCTS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                          (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                   March 31,     December 31,
                                                      1999           1998
                                                         (Unaudited)

ASSETS
Current Assets:
 Cash and cash equivalents                          $ 14,799      $  8,040
 Accounts receivable, net                             44,986        44,622
 Inventories                                          47,891        38,859
 Prepaid expenses and other current assets             3,392         3,428
     Total Current Assets                            111,068        94,949

 Property, plant, and equipment, net                  48,944        41,132
 Goodwill, net                                       168,932       169,337
 Deferred financing costs, net                         8,526         8,782
 Deferred income taxes                                 3,350         4,707
 Other assets, net                                    17,086        12,391
     Total Assets                                   $357,906      $331,298

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current Liabilities:
 Accounts payable                                   $ 25,402      $ 19,269
 Accrued interest payable                              3,641         8,546
 Accrued expenses and other current liabilities       15,626        20,214
 Due to affiliated company                             2,862         1,412
 Short-term notes payable                             11,678           737
 Current portion of other long-term debt               1,925         2,856
     Total Current Liabilities                        61,134        53,034

 Line of credit                                       93,000        73,000
 Other long-term debt                                307,331       303,142
 Other non-current liabilities                         4,513         3,287
 Minority interest                                     4,112         4,000
 13.25% Senior Preferred Stock at liquidation
  value; 30,478.9724 shares and 29,493.9551 shares issued
  and outstanding at March 31, 1999 and December 31, 1998,
  respectively                                        31,084        30,100
 Junior Preferred Stock at liquidation value;
  2,000 shares issued and outstanding at March
  31, 1999 and December 31, 1998                           0             0
Shareholders' Equity (Net Capital Deficiency):
 Common Stock ($0.01 par value); 1,000,000 shares
 authorized; 993,917 shares issued and
 outstanding at March 31, 1999 and December 31, 1998,
 respectively                                             10            10
 Additional paid-in capital                            1,982         1,982
 Treasury Stock                                          (22)          (22)
 Notes receivable from shareholders                     (855)         (855)
 Accumulated other comprehensive income (loss)          (419)          329
 Retained earnings (Accumulated deficit)            (143,964)     (136,709)
     Total Shareholders' Equity (Net
          Capital Deficiency)                       (143,268)     (135,265)
Total Liabilities and Shareholders' Equity
 (Net Capital Deficiency)                           $357,906      $331,298


See accompanying notes to condensed consolidated financial statements.

                       JORDAN TELECOMMUNICATION PRODUCTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                      Three Months Ended
                                                            March 31,
                                                      1999          1998

Net Sales                                             $75,699     $72,101
Cost of sales, excluding depreciation                  48,850      46,880
Selling, general, and administrative expenses          14,722      13,781
Depreciation                                            1,930       1,659
Amortization of goodwill and other                      1,943       1,936
Management fees and other                                 901       1,738
     Operating income                                   7,353       6,107

Other (income) and expense:
Interest expense                                        9,934       9,943
Interest income                                           (43)       (146)
Loss on sale of subsidiary                                193           -
Other                                                     474         (18)
     Total other expenses                              10,558       9,779

Loss before income taxes and minority
 interest                                              (3,205)     (3,672)

Provision for income taxes                              2,601         650

Loss before minority interest                          (5,806)     (4,322)

Minority interest                                         481          81

     Net loss                                         $(6,287)    $(4,403)







See accompanying notes to condensed consolidated financial statements.

                   JORDAN TELECOMMUNICATION PRODUCTS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                   Three Months Ended
                                                        March 31,
                                                     1999       1998
Cash flows from operating activities:
Net loss                                           $(6,287)   $(4,403)
Adjustments to reconcile net loss to net
 cash (used in) provided by operating activities:
   Depreciation and amortization                     3,873      3,595
   Deferred income taxes                             1,357        (94)
   Minority interest                                   112        414
   Amortization of deferred financing fees             256        411
   Non-cash interest expense on Senior Notes and Senior
     Subordinated Notes                              2,924      2,643
Changes in operating assets and liabilities
 (Net of effects from acquisitions):
   Accounts receivable                               2,643      4,182
   Inventories                                       2,020     (4,757)
   Prepaid expenses and other current assets            41       (170)
   Non-current assets                                 (398)      (128)
   Accounts payable, accrued interest payable,
     and accrued expenses and other                 (6,829)    (2,467)
   Non-current liabilities                           1,243        316
   Due to affiliated company                         1,450       (347)
   Other                                                70        -0-
   Net cash (used in) provided by operating
     activities                                      2,475       (805)

Cash flows from investing activities:
   Capital expenditures                             (2,007)    (1,637)
   Acquisitions of subsidiaries                     (7,972)   (15,500)
   Cash acquired in acquisitions of subsidiaries       616      1,304
   Additional purchase price payments, SARA payments
     and other                                      (5,584)    (6,527)
   Net cash used in investing activities           (14,947)   (22,360)

Cash flows from financing activities:
   Net borrowings from line of credit               20,000     21,000
   Borrowings under other long-term debt               403      2,900
   Repayment of other long-term debt                  (829)      (266)
   Net cash provided by financing activities        19,574     23,634

Effect of exchange rate changes on cash               (343)       456

Net increase in cash and cash equivalents            6,759        925
Cash and cash equivalents at beginning of period     8,040      8,988
Cash and cash equivalents at end of period         $14,799    $ 9,913



See accompanying notes to condensed consolidated financial statements.

                     JORDAN TELECOMMUNICATION PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                      (ALL DOLLAR AMOUNTS IN THOUSANDS)


A.  ORGANIZATION

     The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations and are of a normal recurring nature, should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998, included in the Company's annual report on Form 10-K. The Company conducts its operations exclusively through its subsidiaries. Results of operations for the interim periods are not necessarily indicative of annual results of operations.

B.  INVENTORIES

     Inventories are summarized as follows:

                                                 March 31,      December 31,
                                                    1999            1998

          Raw Materials                           $21,317         $20,405
          Work in process                           2,595           2,386
          Finished goods                           23,979          16,068
                                                  $47,891         $38,859

C.  ACQUISITIONS & DIVESTITURES OF SUBSIDIARIES

     On February 18, 1999, the Company, through Northern Technologies Holdings, Inc., purchased the net assets of High Mountain Communications, Inc. ("HMC"). HMC provides celluar and PCS site maintenance services. The purchase price of $700, which includes estimated transaction costs, has been preliminarily allocated to working capital of $8, property, plant and equipment of $127, and non-current assets of $25, resulting in an excess purchase price over identifiable assets of $540.

     On March 31, 1999, the Company, through a newly created subsidiary Integral Holdings, Inc. ("Integral Holdings"), a subsidiary of Dura-Line Corporation, purchased the assets of Integral Corporation ("Integral"). Integral is a manufacturer of high-density polyethylene conduit for the installation and protection of cables used in the electrical, telecommunications, and cable TV industries. Integral has locations in Dallas, Texas; England; and Malaysia. The purchase price of $18,716, which includes estimated related transaction costs, has been preliminarliy allocated to working capital of $5,412, property, plant and equipment of $8,174, non-current assets of $5,073 ($4,100 in non-compete agreements)and non-current liabilities of $943. The acquisition was financed with four-month promissory notes for $10,653 and borrowings from the revolving credit agreement.

     On July 9, 1998, the Company sold its stock of Diversified Wire and Cable for $15.0 million which resulted in a loss of approximately $6.7 million. The proceeds from the sale were used to pay $1,500 in subordinated seller notes to the original owners of Diversified, and $13,500 to pay down the Company's revolving credit facility.

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

     On January 20, 1998, the Company through a newly created subsidiary K&S Sheet Metal Holdings (K&S Holdings), a subsidiary of 80% owned Bond Technologies, purchased the stock of K&S Sheet Metal (K&S). K&S is a manufacturer of precision metal enclosures for electronic original equipment manufacturers. The purchase price of $15,930, including costs incurred directly related to the transaction, has been allocated to working capital of $2,666, property, plant and equipment of $1,002, non-compete agreements of $1,545 and other assets of $91 resulting in an excess purchase price over net identifiable assets of $10,626. The acquisition was financed with $14,430 of borrowings from the Company's revolving credit agreement and $1,500 of subordinated seller notes. The sellers of K&S are also entitled to additional payments for their stock, contingent upon future operating results, as described in the Purchase Agreement.

     Unaudited proforma information with respect to the Company as if the 1999 and 1998 acquisitions and divestitures had occurred on January 1, 1999 and 1998 is as follows:

                                                 (Unaudited)
                                          Three Months Ended March 31,
                                              1999            1998

     Net Sales                               $89,359         $76,042
     Income (loss) before income taxes
      and minority interest                   (2,231)         (3,671)
     Net income (loss)                        (5,363)         (4,121)

D.  COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

     During the first quarter of 1999 and 1998, total comprehensive income
(loss) was ($7,035) and ($4,215), respectively.

E.  BUSINESS SEGMENT INFORMATION

     See Part 1 "Financial Information" - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's
business segment disclosures.   There have been no changes from the Company's
December 31, 1998 consolidated financial statements in the basis of segmentation or in the basis of measurement of segment profit or loss.

F.INCOME TAXES

Income (loss) before income taxes and minority interest consists of the following:

                                             March 31,        March 31,
                                               1999             1998

From U.S. operations                         $(3,889)          $(2,796)
From foreign operations                          684              (876)
Income (loss) before income taxes and
  minority interest                          $(3,205)          $(3,672)

Deferred income taxes consists of the following:

                                                  March 31,      December 31,
                                                    1999             1998
Deferred tax liabilities:
   Tax over book depreciation and amortization     $ 5,324        $ 2,966
   Equity investment in Dura-Line (Israel) Ltd.        121            121
   Other                                               106            107
                                                     5,551          3,194
Deferred tax assets:
   Accrued stock appreciation rights                 1,915          1,915
   U.S. net operating loss carryforwards            21,124         18,521
   Foreign net operating loss carryforwards          3,230          3,230
   Inventory reserves                                  400            400
   Uniform capitalization of inventory                 395            423
   Book over tax depreciation and amortization       5,090          5,427
   Accrued vacation                                    251            251
   Accrued warranties                                  137            137
   Accrued employee benefits                           103            103
   Investment in partnership                           282            282
   Allowance for doubtful accounts                     237            237
   Foreign currency translation adjustment               7            594
   Deferred intercompany gain                           87             87
   Other                                               325            322
                                                    33,583         31,929
Valuation allowance for deferred tax assets        (24,682)       (24,028)
Net deferred tax assets                            $ 3,350        $ 4,707

     The provision for income taxes differs from the amount of income tax provision computed by applying the United States federal income tax rate to income before income taxes and minority interest. A reconciliation of the differences is as follows:

                                                    March 31,    March 31,
                                                     1999          1998

Computed statutory tax provision (benefit)          $(1,090)      $(1,248)

Increase (decrease) resulting from:
   Nondeductible depreciation and amortization           160          415
   Higher effective income taxes of other countries       49          153
   State and local taxes                                (148)          50
   Foreign subsidiary losses without a current-year
     tax benefit                                         (63)         611
   U.S. losses without a current-year tax benefit      2,244          780
   Additional valuation allowance for prior year
     deferred tax asset                                1,342           --
   Other, net                                            107         (111)

Provision for income taxes                           $ 2,601      $   650

G.  CAPITAL STOCK

     In April 1999, the Company sold 10,000 shares of its common stock to an executive of the Company for $2 per share.

     On February 1, 1999, the Company issued 985.0173 shares of Senior Preferred Stock as payment of dividends through that date. On May 1, 1999, the Company issued 984.7213 shares of Senior Preferred Stock as payment of dividends through that date.

     The Junior Preferred Stock has a liquidation value, in the aggregate, equal to the sum of (i) $20,000; plus (ii)(A) for the period from the date of issuance (July 25, 1997) to August 1, 2002, plus or minus 95% of the cumulative net income (loss) of the Company for such period and (B) for the period subsequent to August 1, 2002, the amount of any preferred dividends thereon not paid on any dividend payment date, whether or not declared, which shall be added to the liquidation value at such dividend payment date. Commencing on the earlier of August 1, 2002 or the Early Redemption Date, as defined, holders of the Junior Preferred Stock will be entitled to receive dividends at 10% per annum of the liquidation value per share. All dividends are cumulative, whether or not earned or declared, and are payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year
following the date dividends commence accruing.   As of December 31, 1998, the
liquidation value was reduced to zero.

H.  FOREIGN EXCHANGE INSTRUMENTS AND RISK MANAGEMENT

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

     The Company has $0 and $6,884 notional amount of foreign currency forward exchange contracts outstanding at March 31, 1999 and 1998, respectively.

I.  STOCK APPRECIATION RIGHTS (SAR) AND ADDITIONAL PURCHASE PRICE AGREEMENTS

     In April 1997, Dura-Line entered into an agreement to purchase the former owners' interest in a SAR for $15,417, consisting of $9,438 in cash and deferred payments payable in annual installments with remaining payments due as follows:

          March 31, 1999                            $1,101
          March 31, 2000                             1,189
          March 31, 2001                             1,284
          March 31, 2002                             1,386
                                                    $4,960

     As such, at March 31, 1999 the Company has recorded $2,290 in accrued expenses and other current liabilities and $2,670 in other non-current liabilities. The $1,101 installment due on March 31, 1999 was paid in April 1999. Dura-Line also purchased the former owners' 7% cumulative preferred stock on March 9, 1998 at a price of $1,875.

     In connection with the acquisition of AIM and Cambridge in 1989, the sellers of these companies were granted stock appreciation rights. In 1997, the Company entered into an agreement to purchase and redeem the Estate's and Decedent's interest in the SAR for $3,111 in cash and a deferred payment of $3,391 (including interest at 9% per annum), which was paid on May 2, 1998.

     The Company is party to a stock appreciation rights agreement with the sellers of Engineered Endeavors. The agreement calls for payments to be made to the participants upon exercise of the stock appreciation rights, such exercise being a one-time election during the calendar years 2003 through and including 2008. The amount payable to the participants is based upon a specific formula, the basis of which is the average EBIT (as defined) for the two calendar years preceding the exercise date. A different formula applies if Engineered Endeavors is sold before December 31, 2008. When exercised, the stock appreciation rights are payable one-fourth on or before September 30th of the year of exercise, and the remaining three-fourths payable in three equal annual installments.

     The Company had a Contingent Purchase Price Payment Plan relating to its acquisition of Viewsonics in 1996. The plan was based on Viewsonics achieving certain earnings before interest and taxes during the years ended July 31, 1997 and 1998, respectively. On January 2, 1998, the Company paid $1,388 for the plan year ended July 31, 1997. $1,081 was accrued at December 31, 1998 and March 31, 1999, for the final plan year ended July 31, 1998.

     The Company had agreements with the previous owners of TSI to make additional purchase price payments and bonus payments, if certain earnings levels were met during the year ended October 31, 1998. At December 31, 1998, approximately $5,600 was accrued related to these agreements, which was paid in March 1999.

     The Company has an agreement with the previous owners of K&S to make additional purchase price payments if certain earnings levels are met for the plan years ended December 31, 1998 through December 31, 2004. There is no accrual recorded at December 31, 1998 or March 31, 1999 related to this agreement.

                         PART I.  FINANCIAL INFORMATION

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

RESULTS OF OPERATIONS

     Summary financial information by business segment included in the financial statements of the Company is as follows:

                                             Three Months Ended
                                                  March 31,
                                             1999            1998
Net Sales
   Infrastructure Products                  $36,953        $28,131
   Radio Frequency Connectors                 9,646         10,988
   Custom Cable Assemblies                   29,100         32,982
                                            $75,699        $72,101
Operating Income
   Infrastructure Products                  $ 2,266        $ 1,730
   Radio Frequency Connectors                 1,835          2,166
   Custom Cable Assemblies                    5,312          3,917

Unallocated amounts:
   Management fees                             (757)          (733)
   Corporate expenses                        (1,303)          (973)
     Total Operating Income                   7,353          6,107
Interest expense                             (9,934)        (9,943)
Interest Income                                  43            146
Loss on sale of subsidiary                     (193)            --
Other                                          (474)            18
Loss before income taxes and
  minority interest                         $(3,205)       $(3,672)

Consolidated Results of Operations

     Net sales. Net sales increased $3.6 million or 5.0% to $75.7 million in 1999 from $72.1 million in 1998. This increase was due to increased domestic demand for cable conduit, fiber optic central office cables and connectors and data networking products. These gains were partially offset by reduced sales of data server products, which were negatively affected by the slowdown in the semiconductor industry worldwide. Sales of power conditioning equipment were also negatively affected by a change in the buying habits of a major wireless customer who shifted to "just-in-time" purchasing and postponed purchases from the first quarter to the summer months to match the timing of construction, and the divestiture of Diversified Wire & Cable in July 1998 reduced by sales by $8.0 million.

     Operating income. Operating income increased $1.3 million or 20.4%, to $7.4 million in 1999 from $6.1 million in 1998. The above mentioned sales increases of cable conduit, fiber optic cable and connectors and data networking products accounted for $5.2 million of the increase. These gains were partially offset by the decreases in sales mentioned above, $0.5 million increase in corporate overhead and management fees, both due to the expansion of our business, and the divestiture of Diversified Wire & Cable which reduced operating income by $0.3 million.

Infrastructure Products and Equipment

     Net Sales. Net sales increased $8.9 million, or 31.4% to $37.0 million in 1999 from $28.1 million in 1998. The increase was due to increased demand for domestic cable conduit from new entrants into the telecommunications industry, which was partially offset by the change in the buying habits of a major wireless customer who shifted to "just-in-time" purchasing. This change resulted in orders being postponed from the first quarter to the summer months to match the timing of construction.

     Operating Income. Operating income increased $0.6 million or 31.0%, to $2.3 million in 1999 from $1.7 million. The increase was the result of the above sales activity.

Custom Cable Assemblies

     Net Sales. Net sales decreased $3.9 million or 11.8%, to $29.1 million in 1999 from $33.0 million in 1998. The July 1998 sale of Diversified Wire & Cable accounted for $8.0 million of the decrease. A further contributor to the decrease was the reduced sales of data server products which were negatively impacted by the slowdown in the semiconductor industry worldwide. This was partially offset by an increase in demand for central office data cables and data networking products.

     Operating Income. Operating income increased $1.4 million, or 35.6%, to $5.3 million in 1999 from $3.9 million in 1998. The sale of Diversified Wire & Cable accounted for $0.3 million of the increase, with the remaining amount being the net result of the sales activity mentioned in the preceding paragraph.

Radio Frequency Connectors

     Net Sales. Net sales decreased $1.4 million, or 12.2%, to $9.6 million in 1999 from $11.0 million in 1998. The decrease in sales was primarily due to an industry slowdown and increased price competition in the domestic electronic connector industry.

     Operating Income. Operating income decreased $0.4 million. or 15.3%, to $1.8 million in 1999 from $2.2 million in 1998 due primarily to the above mentioned industry slowdown and increased price competition. Operating income was further impacted by $0.1 million in non-recurring charges associated with the reorganization and consolidation of certain connector operations which began in 1998.

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

     Operating activities. Net cash provided by operating activities for the three months ended March 31, 1999 was $2.5 million, compared to $0.8 million used in activities during the same period in 1998. The increase in cash was primarily the result of improved inventory control partially offset by a reduction in accounts payable and accruals.

     Investing activities. Capital expenditures were $0.4 million more for the three months ended March 31, 1999 than for the comparable period in 1998. The majority of the expenditures related to capital investments at Dura-Line's new production facility in the U.S.

     On March 31, 1999, the Company acquired the assets of Integral Corporation, Inc. for $18.7 million, including estimated costs of the transaction. The purchase was financed with $7.1 million of borrowings from the Company's revolving credit agreement and $10.7 million from promissory notes.

     In March 1999, the Company made a $5.6 million additional purchase price and bonus payment to the former owners of TSI.

     Financing activities. During the first quarter of 1999, the Company increased borrowings under its revolving credit agreement by $20.0 million to fund acquisition, additional purchase price, SAR and other acquisition related payments and for general corporate purposes. The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $110.0 million to fund acquisitions and provide working capital and for other general corporate purposes. As of April 30, 1999, the Company has approximately $14.0 million of available funds under this Agreement.

     The Company expects its principal sources of liquidity to be from its operating activities and funding from the revolving line of credit agreement. The Company further expects that these sources will enable it to meet its cash requirements for working capital, capital expenditures, interest, taxes, debt repayment, and future acquisitions for at least the next twelve months.

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

     State of Readiness. Based on recent assessments, the Company determined that it will be required to modify or replace certain portions of its software and hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

     The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. The Company has assessed all systems that could be significantly affected by the Year 2000. Results of this assessment indicated that some of the Company's significant information technology systems could be affected. The assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) may also be at risk. In addition, based on a review of its product lines, the Company has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 issue compliant. Accordingly, the Company does not believe that the Year 2000 issue presents a material exposure as it relates to the Company's products. In addition, the Company is in the process of gathering information about the Year 2000 compliance status of its significant suppliers and continues to monitor their compliance.

     For its information technology exposures, to date the Company has completed a majority of the remediation phase and expects to complete software modifications and replacement, if necessary, no later than July 31, 1999.
Once software is modified or replaced for a system, the Company will begin testing and implementation. The testing and implementation phases for all significant systems are expected to be completed by September 30, 1999. The four phases of the Company's Year 2000 program in relation to operating equipment is on-going and expected to be completed by September 30, 1999.

     Risks. Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company could be materially adversely affected. In addition, disruptions in the economy generally resulting from the Year 2000 issue could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     Contingency Plans. The Company's contingency plans, in the event it does not complete all phases of the Year 2000 program, are incomplete at this time.

                     ITEM 3.  QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


     The Company does not engage in hedging or other market structure derivative trading activities. Additionally, the Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At March 31, 1999, the Company has $93 million in variable rate debt outstanding. A one percentage point increase in interest rates would increase the amount of annual interest paid by approximately $0.9 million. The Company does not believe that its market risk financial instruments on March 31, 1999 would have a material effect on future operations or cash flows.

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


                              JORDAN TELECOMMUNICATION PRODUCTS, INC.






                              by: /S/   John LaVitola
                                  John LaVitola
                                  Chief Financial Officer




May 13, 1999