Form 10-Q
period 1999-06-30
JORDAN TELECOMMUNICATION PRODUCTS INC
filed 1999-08-13
CIK 1044314

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

                   _________________________________


           QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 1999            Commission File Number: 333-34585


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

     The number of shares outstanding of Registrant's Common Stock as of August 13, 1999: 993,916.6667

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

                             PART I.  FINANCIAL INFORMATION



                              ITEM 1.  FINANCIAL STATEMENTS



                                                                  PAGE NO.


Condensed Consolidated Balance Sheets at June 30, 1999
(unaudited) and December 31, 1998                                     4

Condensed Consolidated Statements of Operations for the second
quarter and six months ended June 30, 1999 and 1998 (unaudited)       5

Condensed Consolidated Statements of Cash Flows for six
months ended June 30, 1999 and 1998 (unaudited)                       6

Notes to Condensed Consolidated Financial Statements (unaudited)      7

                 JORDAN TELECOMMUNICATION PRODUCTS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                   June 30,     December 31,
                                                     1999           1998
                                                          (Unaudited)

ASSETS
Current Assets:
 Cash and cash equivalents                        $ 12,285        $  8,040
 Accounts receivable, net                           59,638          44,622
 Inventories                                        48,871          38,859
 Prepaid expenses and other current assets           7,196           3,428
     Total Current Assets                          127,990          94,949

 Property, plant, and equipment, net                49,435          41,132
 Goodwill, net                                     167,542         169,337
 Deferred financing costs, net                       8,270           8,782
 Deferred income taxes                               3,350           4,707
 Other assets, net                                  16,007          12,391
     Total Assets                                 $372,594        $331,298

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current Liabilities:
 Accounts payable                                 $ 30,625        $ 19,269
 Accrued interest payable                            8,373           8,546
 Accrued expenses and other current liabilities     19,247          20,214
 Due to affiliated company                           5,422           1,412
 Short-term notes payable                            9,461             737
 Current portion of other long-term debt             2,223           2,856
     Total Current Liabilities                      75,351          53,034

 Line of credit                                     88,000          73,000
 Other long-term debt                              310,782         303,142
 Other non-current liabilities                       3,238           3,287
 Minority interest                                   4,796           4,000
 13.25% Senior Preferred Stock at liquidation
  value; 31,463.6937 shares and 29,493.9551 shares issued
  and outstanding at June 30, 1999 and December 31, 1998,
  respectively                                      32,112          30,100
 Junior Preferred Stock at liquidation value;
  2,000 shares issued and outstanding at June
  30, 1999 and December 31, 1998                         0               0
Shareholders' Equity (Net Capital Deficiency):
 Common Stock ($0.01 par value); 1,000,000 shares
 authorized; 993,917 shares issued and
 outstanding at June 30, 1999 and December 31, 1998,
 respectively                                           10              10
 Additional paid-in capital                          1,982           1,982
 Treasury Stock                                         (2)            (22)
 Notes receivable from shareholders                   (865)           (855)
 Accumulated other comprehensive income (loss)        (806)            329
 Retained earnings (Accumulated deficit)          (142,004)       (136,709)
     Total Shareholders' Equity (Net
          Capital Deficiency)                     (141,685)       (135,265)
Total Liabilities and Shareholders' Equity
 (Net Capital Deficiency)                         $372,594        $331,298




See accompanying notes to condensed consolidated financial statements.

                       JORDAN TELECOMMUNICATION PRODUCTS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                         (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                   Three Months Ended      Six Months Ended
                                         June 30,              June 30,
                                   1999         1998       1999         1998

Net Sales                         $112,261    $82,109     $187,960   $154,210
Cost of Sales, excluding
   depreciation                     70,522     51,902      119,372     98,782
Selling, general and
   administrative expenses          20,432     14,872       35,154     28,653
Depreciation                         2,459      1,773        4,389      3,432
Amortization of goodwill and other   2,232      1,986        4,175      3,922
Management fees and other            2,035      2,561        2,936      4,299
     Operating Income               14,581      9,015       21,934     15,122

Other (income)/expense:
   Interest expense                 10,175      9,643       20,109     19,585
   Interest income                     (60)      (194)        (103)      (340)
   Loss on sale of subsidiary            -      5,000          193      5,000
   Other                               130        (28)         604        (46)
     Total other expenses           10,245     14,421       20,803     24,199

Income (loss) before income taxes and
 minority interest                   4,336     (5,406)       1,131     (9,077)

Provision for income taxes             621      1,118        3,222      1,770

Loss before minority interest        3,715     (6,524)      (2,091)   (10,847)

Minority interest                      711         29        1,192        110

     Net (loss) income            $  3,004    $(6,553)    $ (3,283)  $(10,957)











See accompanying notes to condensed consolidated financial statements.

                      JORDAN TELECOMMUNICATION PRODUCTS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                          Six Months Ended
                                                              June 30,
                                                          1999       1998
Cash flows from operating activities:
Net loss                                                $ (3,283)  $(10,957)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Depreciation and amortization                           8,564      7,354
   Deferred income taxes                                   1,357        (45)
   Minority interest                                         796        500
   Amortization of deferred financing fees                   512        516
   Loss on sale of subsidiary                                 -       5,000
   Non-cash interest expense on Senior Notes and Senior
     Subordinated Notes                                    5,900      5,282
Changes in operating assets and liabilities
 (Net of effects from acquisitions):
   Accounts receivable                                   (12,014)    (2,689)
   Inventories                                             1,045     (5,488)
   Prepaid expenses and other current assets              (3,763)       (53)
   Non-current assets                                       (406)      (187)
   Accounts payable, accrued interest payable,
     and accrued expenses and other                        6,844      3,471
   Non-current liabilities                                   (32)    (1,262)
   Due to affiliated company                               4,010      2,670
   Other                                                      (6)       (17)
   Net cash provided by operating activities               9,524      4,095

Cash flows from investing activities:
   Capital expenditures                                   (3,368)    (3,558)
   Acquisitions of subsidiaries                           (7,750)   (15,500)
   Cash acquired in acquisitions of subsidiaries             616      1,304
   Additional purchase price payments, SARA payments
     and other                                            (5,685)    (9,913)
   Net cash used in investing activities                 (16,187)   (27,667)

Cash flows from financing activities:
   Net borrowings from line of credit                    15,000     21,000
   Borrowings under other long-term debt                  1,766      2,588
   Repayment of other long-term debt                     (4,984)    (1,049)
   Net cash provided by financing activities             11,782     22,539

Effect of exchange rate changes on cash                    (874)     1,209

Net increase in cash and cash equivalents                 4,245        176
Cash and cash equivalents at beginning of period          8,040      8,988
Cash and cash equivalents at end of period              $12,285    $ 9,164








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

B.  INVENTORIES

     Inventories are summarized as follows:

                                   June 30,           December 31,
                                     1999                 1998

          Raw Materials            $27,457               $20,405
          Work in process            2,709                 2,386
          Finished goods            18,705                16,068
                                   $48,871               $38,859

C.  ACQUISITIONS & DIVESTITURES OF SUBSIDIARIES

     On February 18, 1999, the Company, through Northern Technologies Holdings, Inc., purchased the net assets of High Mountain Communications, Inc. ("HMC"). HMC provides cellular and PCS site maintenance services. The purchase price of $537, which includes estimated transaction costs, has been preliminarily allocated to working capital of $8, property, plant and equipment of $127, and non-current assets of $25, resulting in an excess purchase price over identifiable assets of $377.

     On March 31, 1999, the Company, through a newly created subsidiary Integral Holdings, Inc. ("Integral Holdings"), a subsidiary of Dura-Line Corporation, purchased the assets of Integral Corporation ("Integral"). Integral is a manufacturer of high-density polyethylene conduit for the installation and protection of cables used in the electrical, telecommunications, and cable TV industries. Integral has locations in Dallas, Texas; England; and Malaysia. The purchase price of $18,716, which includes estimated related transaction costs, has been preliminarily allocated to working capital of $6,412, property, plant and equipment of $8,174, non-current assets of $5,073 ($4,100 in non-compete agreements)and non-current liabilities of $943. The acquisition was financed with four-month promissory notes for $10,653 and borrowings from the revolving credit agreement.

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

     Unaudited proforma information with respect to the Company as if the 1999 and 1998 acquisitions and divestitures had occurred on January 1, 1999 and 1998 is as follows:

                                                 (Unaudited)
                                          Six Months Ended June 30,
                                            1999            1998

     Net Sales                            $196,989        $163,124
     Income (loss) before income taxes
      and minority interest                  3,845          (5,951)
          Net income (loss)                 (3,722)         (8,394)

D.  COMPREHENSIVE INCOME

Total comprehensive income/(loss) for the three and six months ended June 30, 1999 and 1998 is as follows:

                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                    1999       1998       1999       1998

     Net Income                    $3,004   $(6,553)    $(3,283)  $(10,957)
     Foreign currency
      translation adjustment        (387)      215       (1,135)       404
     Comprehensive income/(loss)  $2,617   $(6,338)     $(4,418)  $(10,553)

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

F.  INCOME TAXES

Income (loss) before income taxes and minority interest consists of the following:

                                              Six Months Ended
                                           June 30,        June 30,
                                            1999             1998

From U.S. operations                       $   323       $(10,941)
From foreign operations                        808          1,864
Income (loss) before income taxes and
  minority interest                         $ 1,131      $ (9,077)

Deferred income taxes consists of the following:

                                                 June 30,    December 31,
                                                   1999          1998
Deferred tax liabilities:
   Tax over book depreciation and amortization   $ 5,324     $ 2,966
   Equity investment in Dura-Line (Israel) Ltd.      121         121
   Other                                             106         107
                                                   5,551       3,194
Deferred tax assets:
   Accrued stock appreciation rights               1,915       1,915
   U.S. net operating loss carryforwards          21,124      18,521
   Foreign net operating loss carryforwards        3,230       3,230
   Inventory reserves                                400         400
   Uniform capitalization of inventory               395         423
   Book over tax depreciation and amortization     5,090       5,427
   Accrued vacation                                  251         251
   Accrued warranties                                137         137
   Accrued employee benefits                         103         103
   Investment in partnership                         282         282
   Allowance for doubtful accounts                   237         237
   Foreign currency translation adjustment             7         594
   Deferred intercompany gain                         87          87
   Other                                             325         322
                                                  33,583      31,929
Valuation allowance for deferred tax assets      (24,682)    (24,028)
Net deferred tax assets                          $ 3,350     $ 4,707


     The provision for income taxes differs from the amount of income tax provision computed by applying the United States federal income tax rate to income before income taxes and minority interest. A reconciliation of the differences is as follows:

                                                    Six Months Ended
                                                  June 30,      June 30,
                                                   1999           1998

Computed statutory tax provision (benefit)        $   385       $(3,086)

Increase (decrease) resulting from:
   Nondeductible depreciation and amortization        160           702
   Higher effective income taxes of other countries    49           612
   State and local taxes                             (148)          130
   Foreign subsidiary losses without a current-year
     tax benefit                                      (63)          957
   U.S. losses without a current-year tax benefit   1,325         2,208
   Additional valuation allowance for prior year
     deferred tax asset                             1,342            --
   Other, net                                         172           247

Provision for income taxes                        $ 3,222       $ 1,770

G.  CAPITAL STOCK

     In April 1999, the Company sold 10,000 shares of its common stock to an executive of the Company for $2 per share.

     On February 1, 1999, the Company issued 985.0173 shares of Senior Preferred Stock as payment of dividends through that date. On May 1, 1999, the Company issued 984.7213 shares of Senior Preferred Stock as payment of dividends through that date. On August 1, 1999, the Company issued 1050.8012 shares of Senior Preferred Stock as payment of dividends through that date.

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

     The Company has $0 and $5,097 notional amount of foreign currency forward exchange contracts outstanding at June 30, 1999 and 1998, respectively.

I.  STOCK APPRECIATION RIGHTS (SAR) AND ADDITIONAL PURCHASE PRICE AGREEMENTS

     In April 1997, Dura-Line entered into an agreement to purchase the former owners' interest in a SAR for $15,417, consisting of $9,438 in cash and deferred payments payable in annual installments with remaining payments due as follows:

          March 31, 2000         1,189
          March 31, 2001         1,284
          March 31, 2002         1,386
                                $3,859

     As such, at June 30, 1999 the Company has recorded $1,189 in accrued expenses and other current liabilities and $2,670 in other non-current liabilities. Dura-Line also purchased the former owners' 7% cumulative preferred stock on March 9, 1998 at a price of $1,875.

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

     The Company had a Contingent Purchase Price Payment Plan relating to its acquisition of Viewsonics in 1996. The plan was based on Viewsonics achieving certain earnings before interest and taxes during the years ended July 31, 1997 and 1998, respectively. On January 2, 1998, the Company paid $1,388 for the plan year ended July 31, 1997. $1,081 was accrued at December 31, 1998 and June 30, 1999, for the final plan year ended July 31, 1998.

     The Company had agreements with the previous owners of TSI to make additional purchase price payments and bonus payments, if certain earnings levels were met during the year ended October 31, 1998. At December 31, 1998, approximately $5,600 was accrued related to these agreements, which was paid in March 1999.

     The Company has an agreement with the previous owners of K&S to make additional purchase price payments if certain earnings levels are met for the plan years ended December 31, 1998 through December 31, 2004. There is no accrual recorded at December 31, 1998 or June 30, 1999 related to this agreement.

                             PART I.  FINANCIAL INFORMATION

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                          (ALL DOLLAR AMOUNTS IN THOUSANDS)

RESULTS OF OPERATIONS

     Summary financial information by business segment included in the financial statements of the Company is as follows:

                                                          Six Months Ended
                                      Second Quarter          June 30,
                                      1999      1998      1999        1998
Net Sales
   Infrastructure Products          $ 68,650   $38,179   $105,603   $ 66,309
   Radio Frequency Connectors         10,960    11,144     20,606     22,132
   Custom Cable Assemblies            32,651    32,786     61,751     65,769
                                    $112,261   $82,109   $187,960   $154,210
Operating Income
   Infrastructure Products             9,045     5,247   $ 11,312   $  6,981
   Radio Frequency Connectors          1,989     2,236      3,824      4,402
   Custom Cable Assemblies             6,506     3,663     11,816      7,579

Unallocated amounts:
   Management fees                    (1,065)     (810)    (1,822)    (1,546)
   Corporate expenses                 (1,894)   (1,321)    (3,196)    (2,294)
     Total Operating Income           14,581     9,015     21,934     15,122
Interest expense                     (10,175)   (9,643)   (20,109)   (19,585)
Interest Income                           60       194        103        340
Loss on sale of subsidiary                -     (5,000)      (193)    (5,000)
Other                                   (130)       28       (604)        46
Income (loss) before income taxes and
  minority interest                 $  4,336   $(5,406)  $  1,131   $ (9,077)



Consolidated Results of Operations

     Net sales for the three months ended June 30, 1999 increased $30.2 million or 37%, to $112.3 million from $82.1 million for the same period in 1998. The March 31, 1999 acquisition of Integral Corporation, strong demand for cable conduit products and further demand for central office data and fiber optic cables accounted for $39.3 million of the increase. Partially offsetting this increase was the sale of Diversified Wire and Cable in July 1998.

     Operating income for the three months ended June 30, 1999 increased $5.6 million or 62% to $14.6 million in 1999 from $9.0 million over the same period in 1998. The above mentioned Integral Corporation acquisition and greater demand for cable conduit products accounted for $5.9 million of the increase.

     Net sales for the six months ended June 30, 1999, increased $33.8 million or 22%, to $188.0 million from $154.2 million for the same period in 1998.
The acquisition of Integral Corporation on March 31, 1999, demand for cable conduit and further demand for central office data and fiber optic cables accounted for $55.4 million of the increase. Partially offsetting this increase was the sale of Diversified Wire and Cable in July, 1998 and the slowdown of cellular and PCS tower sales.

     Operating income for the six months ended June 30, 1999, increased $6.8 million or 45% to $21.9 million in 1999 from $15.1 million over the same period in 1998. The above mentioned Integral Corporation acquisition, demand for cable conduit products and central office data and fiber optic cables accounted for $13.9 million of the increase. Partially offsetting this increase was a temporary slow down of the PCS build-out which had an impact on the sale of cellular and PCS tower products, a slowdown in certain product lines, and higher corporate expenses as a result of increased sales.

Infrastructure Products

     Net sales for the three months ended June 30, 1999, increased $30.5 million, or 80%, to $68.7 million from $38.2 million for the same period in 1998. The March 31, 1999 acquisition of Integral Corporation and greater demand for cable conduit products accounted for $33.9 million of the increase. Partially offsetting this increase was a temporary delay in the PCS build-out which had an impact on cellular and PCS tower sales.

     Operating income for the three months ended June 30, 1999 increased $3.8 million or 73% to $9.0 million in 1999 from $5.2 million over the same period in 1998. The above mentioned acquisition of Integral Corporation and demand for cable conduit products accounted for $5.9 million of the increase. Offsetting this was the slow down of tower sales and reduced industry pricing on monopoles.

     Net sales for the six months ended June 30, 1999, increased $39.3 million or 59%, to $105.6 million from $66.3 million for the same period in 1998. The March 31, 1999 acquisition of Integral Corporation and strong demand for cable conduit products accounted for $45.3 million of the increase and was partially offset by the slowdown of tower sales due to the temporary delay in the PCS build-out.

     Operating income for the six months ended June 30, 1999, increased $4.3 million or 61% to $11.3 million in 1999 from $7.0 million over the same period in 1998. The above mentioned acquisition of Integral Corporation and demand for cable conduit products accounted for $8.6 million of the increase. Partially offsetting this increase were lower tower sales and reduced monopole pricing in the industry.

Radio Frequency Connectors

     Net sales for the three months ended June 30, 1999, decreased $0.1 million or 1%, to $11.0 million from $11.1 million for the same period in 1998. This decrease was due to general industry softness.

     Operating income for the three months ended June 30, 1999, decreased $0.2 million or 9%, to $2.0 million from $2.2 million for the same period in 1998, due primarily to the decrease in net sales.

     Net sales for the six months ended June 30, 1999, decreased $1.5 million or 7% to $20.6 million in 1999 from $22.1 for the same period in 1998. This decrease was due to general industry softness.

     Operating income for the six months ended June 30, 1999, decreased $0.6 million or 14% to $3.8 million from $4.4 million for the same period in 1998, due primarily to the decrease in net sales.

Custom Cable Assemblies

     Net sales for the three months ended June 30, 1999, decreased $0.1 million, or 1%, to $32.7 million from $32.8 million for the same period in 1998. Increased sales due to stronger demand for data networking products and central office data and fiber cables were slightly more than offset by the sale of Diversified Wire and Cable in July 1998.

     Operating income for the three months ended June 30, 1999, increased $2.8 million, or 76%, to $6.5 million from $3.7 million for the same period in 1998. Stronger sales, overhead absorption and favorable product mix for data networking products and central office data and fiber cables accounted for $3.7 million of the increase and was partially offset by the above mentioned business divestiture and a slowdown in certain product lines.

     Net sales for the six months ended June 30, 1999, decreased $4.0 million or 6%, to $61.8 million from $65.8 million for the same period in 1998. Higher sales due to strong demand for data networking products and central office data and fiber cables accounted for a $14.3 million increase, but was offset by the sale of Diversified Wire and Cable in July 1998 and a slowdown in certain product lines.

     Operating income for the six months ended June 30, 1999, increased $4.2 million, or 54%, to $11.8 million from $7.6 million for the same period in 1998.
 The incremental income from stronger sales, overhead absorption and favorable product mix for data networking products and central office data and fiber cables accounted for a $6.1 million increase, but was partially offset by the above mentioned business divestiture and a slowdown in certain product lines.

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

     Operating activities. Net cash provided by operating activities for the six months ended June 30, 1999 was $9.5 million, compared to $4.1 million used during the same period in 1998. Improved inventory control and increased accounts payable and accruals, partially offset by increased receivables (primarily related to Integral acquisition at May 31, 1999), accounted for the majority of the increase.

     Investing activities. Capital expenditures were $0.2 million less for the six months ended June 30, 1999 than for the comparable period in 1998.

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

     Financing activities. During the first six months of 1999, the Company increased borrowings under its revolving credit agreement by $15.0 million to fund acquisition, additional purchase price, SAR and other acquisition related payments and for general corporate purposes. The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $120.0 million to fund acquisitions and provide working capital and for other general corporate purposes. As of July 31, 1999, the Company has approximately $22.6 million of available funds under this Agreement.

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

     The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. The Company has assessed all systems that could be significantly affected by the Year 2000. Results of this assessment indicated that some of the Company's significant information technology systems could be affected. The assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) may also be at risk. In addition, based on a review of its product lines, the Company has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 issue compliant. Accordingly, the Company does not believe that the Year 2000 issue presents a material exposure as it relates to the Company's products. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and continues to monitor their compliance.

     For its information technology exposures, to date the Company has completed a majority of the remediation phase and expects to complete software modifications and replacement, if necessary, no later than September 30, 1999. The testing and implementation phases for all significant systems are expected to be completed by September 30, 1999. The four phases of the Company's Year 2000 program in relation to operating equipment is on-going and expected to be completed by October 31, 1999.


     Cost. The Company will utilize both internal and external resources to reprogam or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1.0 million and is being funded through operating cash flows and capital leases. To date, the Company has incurred approximately $0.6 million related to all phases of the Year 2000 project. The majority of these costs have been capitalized as they relate to new software and equipment.

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

     Contingency Plans. The Company is in the process of developing a contingency plan in the event it does not complete all phases of the Year 2000 program.



                        ITEM 3.  QUANTITATIVE AND QUALITATIVE
                             DISCLOSURES ABOUT MARKET RISK


     The Company does not engage in hedging or other market structure derivative trading activities. Additionally, the Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At June 30, 1999, the Company has $88 million in variable rate debt outstanding. A one percentage point increase in interest rates would increase the amount of annual interest paid by approximately $0.9 million. The Company does not believe that its market risk financial instruments on June 30, 1999 would have a material effect on future operations or cash flows.

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




August 13, 1999