Form 10-Q
period 1999-09-30
JORDAN TELECOMMUNICATION PRODUCTS INC
filed 1999-11-12
CIK 1044314

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                                FORM 10-Q

                     _________________________________


            QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 1999       Commission File Number: 333-34585


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

     The number of shares outstanding of Registrant's Common Stock as of November 12, 1999: 993,916.6667

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

                         PART I.  FINANCIAL INFORMATION



                          ITEM 1.  FINANCIAL STATEMENTS



                                                                  PAGE NO.


Condensed Consolidated Balance Sheets at September 30, 1999
(unaudited) and December 31, 1998                                      4

Condensed Consolidated Statements of Operations for the third quarter and nine months ended September 30, 1999 and 1998 (unaudited)  5

Condensed Consolidated Statements of Cash Flows for the nine
months ended September 30, 1999 and 1998 (unaudited)                   6

Notes to Condensed Consolidated Financial Statements (unaudited)       7

                  JORDAN TELECOMMUNICATION PRODUCTS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                      (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                             September 30,    December 31,
                                                1999             1998
                                                    (Unaudited)

ASSETS
Current Assets:
 Cash and cash equivalents                   $  8,409         $  8,040
 Accounts receivable, net                      64,622           44,622
 Inventories                                   54,252           38,859
 Prepaid expenses and other current assets      5,274            3,428
     Total Current Assets                     132,557           94,949

 Property, plant, and equipment, net           50,249           41,132
 Goodwill, net                                166,611          169,337
 Deferred financing costs, net                  8,014            8,782
 Deferred income taxes                          3,350            4,707
 Other assets, net                             16,668           12,391
     Total Assets                            $377,449         $331,298

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current Liabilities:
 Accounts payable                            $ 31,082         $ 19,269
 Accrued interest payable                       4,903            8,546
 Accrued expenses and other current
   liabilities                                 17,882           20,214
 Due to affiliated company                      2,299            1,412
 Short-term notes payable                       3,140              737
 Current portion of other long-term debt        3,096            2,856
     Total Current Liabilities                 62,402           53,034

 Line of credit                               105,000           73,000
 Other long-term debt                         311,069          303,142
 Other non-current liabilities                  2,797            3,287
 Minority interest                              6,012            4,000
 13.25% Senior Preferred Stock at liquidation
  value; 32,514.495 shares and 29,493.9551 shares issued
  and outstanding at September 30, 1999 and December 31,
  1998, respectively                           33,185           30,100
 Junior Preferred Stock at liquidation value;
  2,000 shares issued and outstanding at September
  30, 1999 and December 31, 1998                    0                0
Shareholders' Equity (Net Capital Deficiency):
 Common Stock ($0.01 par value); 1,000,000 shares
 authorized; 993,917 shares issued and
 outstanding at September 30, 1999 and December 31, 1998,
 respectively                                      10               10
 Additional paid-in capital                     1,982            1,982
 Treasury Stock                                    (2)             (22)
 Notes receivable from shareholders              (865)            (855)
 Accumulated other comprehensive income (loss)   (121)             329
 Retained earnings (Accumulated deficit)     (144,020)        (136,709)
     Total Shareholders' Equity (Net
          Capital Deficiency)                (143,016)        (135,265)
Total Liabilities and Shareholders' Equity
 (Net Capital Deficiency)                   $ 377,449         $331,298




See accompanying notes to condensed consolidated financial statements.

                     JORDAN TELECOMMUNICATION PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                   Three Months Ended    Nine Months Ended
                                      September 30,       September 30,
                                    1999         1998    1999         1998

Net Sales                          $115,940    $78,231   $303,900   $232,441
Cost of Sales, excluding
   depreciation                      75,259     48,310    194,631    147,092
Selling, general and
   administrative expenses           19,355     16,054     54,509     44,707
Depreciation                          2,423      1,830      6,812      5,262
Amortization of goodwill and other    2,245      1,857      6,420      5,779
Management fees and other             2,458      1,580      5,394      5,879
     Operating Income                14,200      8,600     36,134     23,722

Other (income)/expense:
   Interest expense                  11,121     10,153     31,230     29,738
   Interest income                      (72)      (119)      (175)      (459)
   Loss on sale of subsidiary          (128)       368         65      5,368
   Other                               (346)       (36)       258        (82)
     Total other expenses            10,575     10,366     31,378     34,565

Income (loss) before income taxes and
 minority interest                    3,625     (1,766)     4,756    (10,843)

Provision for income taxes            3,504      1,123      6,726      2,893

Income (Loss) before minority
 interest                               121     (2,889)    (1,970)   (13,736)

Minority interest                     1,064        382      2,256        492

     Net loss                       $  (943)   $(3,271)  $ (4,226)  $(14,228)










See accompanying notes to condensed consolidated financial statements.

                  JORDAN TELECOMMUNICATION PRODUCTS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                    (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                       Nine Months Ended
                                                         September 30,
                                                        1999       1998
Cash flows from operating activities:
Net loss                                               $(4,226)  $(14,228)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Depreciation and amortization                        13,232     11,041
   Deferred income taxes                                 1,357     (1,079)
   Minority interest                                     2,012      1,009
   Amortization of deferred financing fees                 765        772
   Loss on sale of subsidiary                               65      5,368
   Non-cash interest on Senior Notes and Senior
     Subordinated Notes                                  8,991      8,046
Changes in operating assets and liabilities
 (Net of effects from acquisitions):
   Accounts receivable                                 (14,037)      (281)
   Inventories                                          (4,336)    (4,270)
   Prepaid expenses and other current assets            (1,840)        (8)
   Non-current assets                                   (2,053)      (915)
   Accounts payable, accrued interest payable,
     and accrued expenses and other                      2,464        348
   Non-current liabilities                                (473)       948
   Due to affiliated company                               887     (1,218)
   Other                                                  (234)       (95)
   Net cash provided by operating activities             2,574      5,438

Cash flows from investing activities:
   Capital expenditures                                 (7,494)    (6,723)
   Net proceeds from sale of subsidiary                      -     13,500
   Acquisitions of subsidiaries                        (20,296)   (21,900)
   Cash acquired in acquisitions of subsidiaries           616      1,322
   Additional purchase price payments, SARA payments
     and other                                          (5,584)    (9,984)
   Net cash used in investing activities               (32,758)   (23,785)

Cash flows from financing activities:
   Net borrowings from line of credit                   32,000     12,700
   Borrowings under other long-term debt                 3,257      3,853
   Repayment of other long-term debt                    (4,200)    (1,507)
   Net cash provided by financing activities            31,057     15,046

Effect of exchange rate changes on cash                   (504)     2,043

Net increase in cash and cash equivalents                  369     (1,258)
Cash and cash equivalents at beginning of period         8,040      8,988
Cash and cash equivalents at end of period             $ 8,409    $ 7,730








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

B.INVENTORIES

     Inventories are summarized as follows:

                                   September 30,     December 31,
                                       1999             1998

          Raw Materials               $30,232          $20,405
          Work in process               4,217            2,386
          Finished goods               19,803           16,068
                                      $54,252          $38,859

C.ACQUISITIONS & DIVESTITURES OF SUBSIDIARIES

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

     On March 31, 1999, the Company, through a newly created subsidiary
Integral Holdings, Inc. ("Integral Holdings"), a subsidiary of Dura-Line Corporation, purchased the assets of Integral Corporation ("Integral").
Integral is a manufacturer of high-density polyethylene conduit for the installation and protection of cables used in the electrical, telecommunications, and cable TV industries. Integral has locations in Dallas, Texas; England; and Malaysia. The purchase price of $20,296, which includes estimated related transaction costs, has been preliminarily allocated to working capital of $7,992, property, plant and equipment of $8,174, non-current assets of $5,073 ($4,100 in non-compete agreements)and non-current liabilities of $943. The acquisition was financed with four-month promissory notes for $10,653, which have already been paid, and borrowings from the revolvi ng credit agreement.

     On July 9, 1998, the Company sold its stock of Diversified Wire and Cable for $15,000 million which resulted in a loss of approximately $6,331 million. The proceeds from the sale were used to pay $1,500 in subordinated seller notes to the original owners of Diversified, and $13,500 to pay down the Company's revolving credit facility.

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

     On January 20, 1998, the Company through a newly created subsidiary K&S Sheet Metal Holdings ("K&S Holdings"), a subsidiary of 80% owned Bond Technologies, purchased the stock of K&S Sheet Metal ("K&S"). K&S is a manufacturer of precision metal enclosures for electronic original equipment manufacturers. The purchase price of $15,930, including costs incurred directly related to the transaction, has been allocated to working capital of $2,666, property, plant and equipment of $1,002, non-compete agreements of $1,545 and other assets of $91 resulting in an excess purchase price over net identifiable assets of $10,626. The acquisition was financed with $14,430 of borrowings from the Company's revolving credit agreement and $1,500 of subordinated seller notes.

     Unaudited proforma information with respect to the Company as if the 1999 and 1998 acquisitions and divestitures had occurred on January 1, 1999 and 1998 is as follows:

                                               (Unaudited)
                                       Nine Months Ended September 30,
                                            1999            1998

     Net Sales                            $311,687        $255,802
     Income (loss) before income taxes
      and minority interest                  7,622          (5,973)
          Net income (loss)                 (4,735)        (12,174)

D.COMPREHENSIVE INCOME

Total comprehensive income/(loss) for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                 Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                  1999         1998     1999         1998

     Net Income                   $(943)      $(3,271)  $(4,226)  $(14,228)
     Foreign currency
      translation adjustment        685           795      (450)     1,199
     Comprehensive income/(loss)  $(258)      $(2,476)  $(4,676)  $(13,029)

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

F.INCOME TAXES

Income (loss) before income taxes and minority interest consists of the following:

                                             Nine Months Ended
                                        September 30,  September 30,
                                             1999          1998

From U.S. operations                       $ 2,035       $(11,707)
From foreign operations                      2,721            864
Income (loss) before income taxes and
  minority interest                        $ 4,756       $(10,843)

Deferred income taxes consists of the following:

                                                September 30,  December 31,
                                                     1999         1998
Deferred tax liabilities:
   Tax over book depreciation and amortization     $ 3,017     $ 2,966
   Equity investment in Dura-Line (Israel) Ltd.        121         121
   Other                                                52         107
                                                     3,190       3,194
Deferred tax assets:
   Accrued stock appreciation rights                 1,915       1,915
   U.S. net operating loss carryforwards            19,116      18,521
   Foreign net operating loss carryforwards          2,512       3,230
   Inventory reserves                                  400         400
   Uniform capitalization of inventory                 311         423
   Book over tax depreciation and amortization       4,994       5,427
   Accrued vacation                                    251         251
   Accrued warranties                                  137         137
   Accrued employee benefits                           103         103
   Investment in partnership                           282         282
   Allowance for doubtful accounts                     237         237
   Foreign currency translation adjustment              62         594
   Deferred intercompany gain                           87          87
   Other                                               161         322
                                                    30,568      31,929
Valuation allowance for deferred tax assets        (24,028)    (24,028)
Net deferred tax assets                            $ 3,350     $ 4,707


     The provision for income taxes differs from the amount of income tax provision computed by applying the United States federal income tax rate to income before income taxes and minority interest. A reconciliation of the differences is as follows:

                                                     Nine Months Ended
                                                September 30,  September 30,
                                                    1999           1998

Computed statutory tax provision (benefit)          $1,617        $(3,687)

Increase (decrease) resulting from:
   Nondeductible depreciation and amortization         784            902
   Higher effective income taxes of other countries     99            112
   State and local taxes                               490            190
   Foreign subsidiary losses without a current-year
     tax benefit                                       563          1,057
   U.S. losses without a current-year tax benefit    1,755          4,085
   Additional valuation allowance for prior year
     deferred tax asset                              1,357             --
   Other, net                                           61            234

Provision for income taxes                          $6,726        $ 2,893

G.CAPITAL STOCK

     In April 1999, the Company sold 10,000 shares of its common stock to an executive of the Company for $2 per share.

     On February 1, 1999, the Company issued 985.0173 shares of Senior Preferred Stock as payment of dividends through that date. On May 1, 1999, the Company issued 984.7213 shares of Senior Preferred Stock as payment of dividends through that date. On August 1, 1999, the Company issued 1050.8012 shares of Senior Preferred Stock as payment of dividends through that date. On November 1, 1999, the Company issued 1,085.8951 shares of Senior Preferred Stock as payment of dividends through that date.

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

H.FOREIGN EXCHANGE INSTRUMENTS AND RISK MANAGEMENT

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

     The Company has $0 and $2,255 notional amount of foreign currency forward exchange contracts outstanding at September 30, 1999 and 1998, respectively.

I.STOCK APPRECIATION RIGHTS (SAR) AND ADDITIONAL PURCHASE PRICE AGREEMENTS

     In April 1997, Dura-Line entered into an agreement to purchase the former owners' interest in a SAR for $15,417, consisting of $9,438 in cash and deferred payments payable in annual installments with remaining payments due as follows:

          March 31, 2000                 1,189
          March 31, 2001                 1,284
          March 31, 2002                 1,386
                                        $3,859

     As such, at September 30, 1999 the Company has recorded $1,189 in accrued expenses and other current liabilities and $2,670 in other non-current liabilities. Dura-Line also purchased the former owners' 7% cumulative preferred stock on March 9, 1998 at a price of $1,875.

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

     The Company had a Contingent Purchase Price Payment Plan relating to its acquisition of Viewsonics in 1996. The plan was based on Viewsonics achieving certain earnings before interest and taxes during the years ended July 31, 1997 and 1998, respectively. On January 2, 1998, the Company paid $1,388 for th e plan year ended July 31, 1997. On September 30, 1999 the Company had accrued $1,325 for the final plan year ended July 31, 1998. On October 1, 1999 the Company made the final payment of $1,325.

     The Company had agreements with the previous owners of TSI to make additional purchase price payments and bonus payments, if certain earnings levels were met during the year ended October 31, 1998. At December 31, 1998, approximately $5,600 was accrued related to these agreements, which was paid in March 1999.

     The Company has an agreement with the previous owners of K&S to make additional purchase price payments if certain earnings levels are met for the plan years ended December 31, 1998 through December 31, 2004. There is no accrual recorded at December 31, 1998 or September 30, 1999 related to this agreement.

                     PART I.  FINANCIAL INFORMATION

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

RESULTS OF OPERATIONS

     Summary financial information by business segment included in the financial statements of the Company is as follows:

                                                        Nine Months Ended
                                      Third Quarter       September 30,
                                     1999     1998      1999         1998
Net Sales
   Infrastructure Products         $ 71,537   $40,498  $177,140    $106,806
   Electronic Connectors and
     Components                      11,307    10,479    31,913      32,611
   Custom Cable Assemblies           33,096    27,254    94,847      93,024
                                   $115,940   $78,231  $303,900    $232,441
Operating Income
   Infrastructure Products            8,973     5,199    20,285      12,176
   Electronic Connectors and
     Components                       1,250     1,714     5,074       6,116
   Custom Cable Assemblies            7,027     4,332    18,843      11,913

Unallocated amounts:
   Management fees                   (1,163)     (779)   (2,985)     (2,325)
   Corporate expenses                (1,887)   (1,866)   (5,083)     (4,158)
     Total Operating Income          14,200     8,600    36,134      23,722
Interest expense                    (11,121)  (10,153)  (31,230)    (29,738)
Interest Income                          72       119       175         459
Loss on sale of subsidiary              128      (368)      (65)     (5,368)
Other                                   346        36      (258)         82
Income (loss) before income taxes and
  minority interest                $  3,625   $(1,766) $  4,756    $(10,843)


CONSOLIDATED OPERATING RESULTS

     Net sales for the third quarter and nine months ended September 30, 1999 increased $37.7 million, or 48.2%, and $71.5 million, or 30.7%, respectively, over the same periods in 1998. The increase is primarily due to strong demand for Innerduct at Dura-Line, the acquisition of Integral on March 31, 1999, increased demand for data networking cables at LoDan, and higher demand for central office data cables at TSI. TSI has also realized higher sales due to the introduction of its new fiber optic cable assemblies product. Diversified Wire and Cable, which was sold in July 1998, accounted for $16.1 million of net sales in the nine months ended September 30, 1998.

     Operating income for the third quarter and nine months ended September 30, 1999 increased $5.6 million, or 65.1%, and $12.4 million, or 52.3%, respectively, over the same periods in 1998. The increase is primarily due to the higher sales at Dura-Line, LoDan, and TSI, as mentioned above, as well as the completion of the reorganization of the Company's Electronic Connectors and Components business unit during the third quarter of 1999. The Company's operating income margin has increased from 10.2% for the nine months ended September 30, 1998 to 11.9% for the nine months ended September 30, 1999 due to higher sales and greater absorption of fixed overhead. Partially offsetting these improvements were increased start-up costs at both Dura-Line and Engineered Endeavors, who have invested operating expenses in the start-up of their operations in Brazil during the nine months ended September 30, 1999.

INFRASTRUCTURE PRODUCTS

     Net sales for the third quarter and nine months ended September 30, 1999 increased $31.0 million, or 76.6%, and $70.3 million, or 65.9%, respectively, over the same periods in 1998. Net sales increased primarily due to the strong demand for Innerduct at Dura-Line and Dura-Line's acquisition of Integral on March 31, 1999. Dura-Line's net sales increased $28.9 million in the third quarter of 1999 over the same period in 1998 and have increased $74.2 million for the nine month period ended September 30, 1999 over the same period in 1998.

     Operating income for the third quarter and nine months ended September
30, 1999 increased $3.8 million, or 72.6%, and $8.1 million, or 66.6%, respectively over the same periods in 1998. Operating income increased primarily due to increased sales at Dura-Line as mentioned above, as well as the absorption of fixed costs at a higher sales level. Partially offsetting these improvements were start-up costs at both Dura-Line and EEI, who have invested operating expenses in the start-up of their operations in Brazil during the nine months ended September 30, 1999. The operating income margin has increased from 11.4% for the nine months ended September 30, 1998 to 11.5% for the nine months ended September 30, 1999 due to the reasons mentioned above.

CUSTOM CABLE ASSEMBLIES

     Net sales for the third quarter of 1999 and the nine months ended September 30, 1999, increased $5.8 million, or 21.4%, and $1.8 million, or 2.0% respectively, over the same periods in 1998. Net sales increased primarily due to sales increases at TSI, $5.3 million in the third quarter and $15.3 million in the nine month period, and LoDan, $1.1 million in the third quarter and $5.3 million in the nine month period. The higher sales at LoDan are due primarily to increased demand for data networking cables while TSI's increase is due to both increased demand for central office data cables and its new fiber optic cable assemblies product. Diversified Wire and Cable, which was sold in July 1998, accounted for $16.1 million of net sales in the nine months ended September 30, 1998.

     Operating income for the third quarter and nine months ended September 30, 1999 increased $2.7 million, or 62.2%, and $6.9 million, or 58.2%, respectively over the same periods in 1998. These increases are due primarily to TSI, whose operating income increased $3.5 million in the third quarter of 1999 and $8.8 million for the nine month period ended September 30, 1999, over the same periods in 1998, due to the increases in net sales discussed above. Operating income margin has increased from 12.8% for the nine month period ended September 30, 1998 to 19.9% for the nine month period ended September 30, 1999. This margin increase is due to increased sales and the absorption of fixed costs at a higher sales level.

ELECTRONIC CONNECTORS AND COMPONENTS

     Net sales for the third quarter and nine months ended September 30, 1999 increased $0.8 million, or 7.9%, and decreased $0.7 million, or 2.1%, respectively over the same periods in 1998. Net sales in the third quarter increased primarily due to the increased demand for radio frequency connectors. Net sales for the first nine months of 1999 were negatively impacted as the Company focused on the consolidation of the connector business which was completed in the third quarter of 1999. However, the reorganization is now complete and the Connector Group is well positioned to continue to increase sales and margins.

     Operating income for the third quarter and nine months ended September 30, 1999 decreased $0.5 million, or 27.1%, and $1.0 million, or 17.0%, respectively, with the same periods in 1998. The decrease in the third quarter and nine months is due to the business unit reorganization mentioned above.

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

     Operating activities. Net cash provided by operating activities for the nine months ended September 30, 1999 was $2.6 million, compared to $5.4 million provided by operating activities during the same period in 1998. Increased receivables and inventories (primarily related to the acquisition of Integral) and higher other non-current assets, partially offset by improved operating results and increased accounts payable and accruals, accounted for the majority of the decrease.

     Investing activities. Net cash used in investing activities for the nine months ended September 30, 1999 was $32.8 million compared to $23.8 million during the same period in 1998. The increase is primarily due to $13.5 million of proceeds from the sale of Diversified Wire and Cable in July 1998, which was reflected as cash provided by investing activities for the nine months ended September 30, 1998 with no corresponding amount in 1999.

     Financing activities. Net cash provided by financing activities for the nine months ended September 30, 1999, was $31.1 million, compared to $15.0 million during the same period in 1998. The Company increased borrowings under its revolving credit agreement in order to fund the Integral acquisition, additional purchase price, SAR, and other acquisition related payments and for general corporate purposes. The Company is party to a Credit Agreement under which the Company is able to borrow up to approximately $120.0 million to fund acquisitions and provide working capital and for other general corporate purposes. As of October 31, 1999, the Company has approximately $12.6 million of available funds under this agreement.

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

     The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. The Company has assessed all systems that could be significantly affected by the Year 2000. Results of this assessment indicated that some of the Company's significant information technology systems could be affected. The assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) may also be at risk. In addition, based on a review of its product lines, the Company has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 issue compliant. Accordingly, the Company does not believe that the Year 2000 issue presents a material exposure as it relates to the Company's products. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and continues to monitor their compliance. Non compliant vendors have been replaced.

     For its information technology exposures, to date the Company has completed the remediation phase and made the necessary software modifications and replacements. The testing and implementation phases for all significant systems and the four phases of the Company's Year 2000 program in relation to operating equipment have also been completed.

     Cost. The Company will utilize both internal and external resources to reprogram or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1.0 million and is being funded through operating cash flows and capital leases. To date, the Company has incurred approximately $0.8 million related to all phases of the Year 2000 project. The majority of these costs have been capitalized as they relate to new software and equipment.

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

                    ITEM 3.  QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK


     The Company does not engage in hedging or other market structure derivative trading activities. Additionally, the Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At September 30, 1999, the Company has $105 million in variable rate debt outstanding. A one percentage point increase in interest rates would increase the amount of annual interest paid by approximately $1.1 million. The Company does not believe that its market risk financial instruments on September 30, 1999 would have a material effect on future operations or cash flows.

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




November 12, 1999